Form 10-Q
period 1995-12-31
PCC GROUP INC
filed 1996-02-14
CIK 756972

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q



           QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended                                      Commission  File
December 31, 1995                                           Number: 0-13280





                                PCC GROUP, INC.
             (Exact name of registrant as specified in its charter)




           California                                           95-3815164
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

       163 University Parkway                                       91768
        Pomona, California                                        (Zip Code)
(Address of principal executive office)


         Registrant's telephone number, including area code: (909) 869-6133

Indicate by check mark, whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and has been subject to such filing requirements for the past 90 days.

                        Yes  x                    No.___

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        Yes  x                   No.___

As of December 31, 1995, the registrant had outstanding 2,285,375 shares of its Common Stock, $.01 par value per share.

ITEM 1.  FINANCIAL STATEMENTS


                       PCC GROUP INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 IN THOUSANDS
                                 (UNAUDITED)





                                                                                       December 31,           September 30,
                                    ASSETS                                                 1995                   1995
                                                                                       ------------           ------------
  CURRENT ASSETS:
     Cash and cash equivalents                                                            $1,022                  $  811
     Investments in securities                                                               171
     Accounts receivable, less allowances for
     possible losses of $294,000 and $264,000                                              2,121                   1,658
     Receivables from related parties                                                        873                     892
     Notes receivable related parties                                                        100                     100

     Inventory, less reserves for obsolescence
       of $371,000 and $341,000                                                              766                     199
     Other current assets                                                                    303                      27
                                                                                          ------                  ------
            TOTAL CURRENT ASSETS                                                           5,356                   3,687


  PROPERTY AND EQUIPMENT                                                                     230                     270


  INVESTMENT IN AND ADVANCES TO
     JOINT VENTURE                                                                         2,221                   1,921


  OTHER ASSETS                                                                                88                     139
                                                                                          ------                  ------
           TOTAL ASSETS                                                                   $7,895                  $6,017
                                                                                          ======                  ======

                  The accompanying notes are an integral part of these consolidated financial statements.

                        PCC GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  IN THOUSANDS
                           (UNAUDITED)   (CONCLUDED)




                           LIABILITIES AND                                   December 31,         September 30,
                         SHAREHOLDERS' EQUITY                                    1995                 1995
                                                                             -----------           -----------
CURRENT LIABILITIES
   Accounts payable                                                             $2,537                $1,696
   Current portion of long-term debt                                                 6                     8
   Accrued liabilities                                                           1,296                   424
   Income taxes payable                                                             36                    19
                                                                                ------                ------

          TOTAL CURRENT LIABILITIES                                              3,875                 2,147

DEFERRED GAIN ON SALE OF EQUIPMENT                                                 959                   959

LONG-TERM DEBT, less current portion                                                 2                     2
                                                                                ------                ------
                                                                                 4,836                 3,108
                                                                                ------                ------
SHAREHOLDERS' EQUITY
   Non-convertible, New Series A preferred
   stock ($1,200,000 liquidation preference)
   $4.80 stated value, shares authorized,
   issued and outstanding - 200,000                                              1,200                 1,200
   Common stock, $.01 stated value; shares
   authorized - 10,000,000; shares issued and
   outstanding - 2,285,373                                                          23                    23
   Contributed capital in excess of stated
   value                                                                           587                   587
   Retained earnings                                                             1,249                 1,099
                                                                                ------                ------
          TOTAL SHAREHOLDERS' EQUITY                                             3,059                 2,909
                                                                                ------                ------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $7,895                $6,017
                                                                                ======                ======

                  The accompanying notes are an integral part of these consolidated financial statements.

                        PCC GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      IN THOUSANDS, EXCEPT PER SHARE DATA
                                  (UNAUDITED)



                                                                                   Three Months Ended
                                                                                       December 31,
                                                                               -----------------------------
                                                                                 1995                  1994
                                                                               --------               -------
 Net sales                                                                      $12,572               $10,619

 Cost of sales                                                                   11,935                10,134
                                                                                -------               -------

    Gross profit                                                                    637                   485

 Selling, general and administrative expenses                                       458                   471
                                                                                -------               -------

    Income from operations                                                          179                    14

 Other income (expense)                                                             (12)                    5
                                                                                -------               -------

 Net income before income taxes                                                     167                    19

 Income taxes                                                                       (17)                   (2)
                                                                                -------               -------

 Net income                                                                        $150                   $17

    Dividend on preferred stock                                                     (40)                  (40)
                                                                                -------               -------

 Net income applicable to common shares                                             110                   (23)
                                                                                =======               =======
 Income per share
    Net income                                                                     0.07                 $0.01
    Dividend on preferred stock                                                    0.02                 (0.02)
                                                                                -------               -------

    Net income applicable to common shares                                         0.05                ($0.01)
                                                                                =======               =======

 Average weighted number of common shares                                     2,285,375              2,285,375


                  The accompanying notes are an integral part of these consolidated financial statements

                        PCC GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           IN THOUSANDS   (UNAUDITED)

                                                                    Three Months Ended
                                                                       December 31,
                                                               -----------------------------
                                                                1995                  1994
                                                               ------                -------
 NET CASH PROVIDED (USED) BY
 Net income                                                    $  150                $   17
 Depreciation and amortization                                     42                    40
 Provision for bad debts                                           30
 Increase (decrease) from changes in:
    Accounts receivable                                          (463)                 (323)
    Inventories                                                  (567)                  695
    Receivables from related parties                               19                   243
    Other assets                                                 (276)                  208
    Accounts payable and accrued liabilities                    1,730                   203
    Income taxes payable                                           17                    11
                                                               ------                ------
    Net cash provided by (used in) operating
       activities                                                 682                 1,094


 CASH FLOWS FROM INVESTING ACTIVITIES
    Investments in securities                                    (171)                 (396)
    Purchase of property and equipment                                                   (7)
    Related party note receivable                                                        (4)
    Capital contributions to joint venture                       (300)
                                                               ------                ------
    Net cash provided by (used in) investing
       activities                                                (471)                 (407)

 NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                              211                   687

 CASH AND CASH EQUIVALENTS
    beginning of year                                             811                   705
                                                               ------                ------
 CASH AND CASH EQUIVALENTS
    end of quarter                                             $1,022                $1,392
                                                               ======                ======
 Supplemental disclosure of cash flow information:

    Cash paid during the quarter for:

       Interest                                                                           5
       Income taxes                                                                      18


                  The accompanying notes are an integral part of these consolidated financial statements.

                                PCC GROUP,  INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





PCC Group, Inc. ("PCCG" or the "Company") is principally a wholesale distributor of microcomputer products. The Company serves a select client base which includes Value Added Resellers ("VAR's"), system integrators and dealers. Beginning in August 1993, PCCG started to reposition itself as a business in the environmental resources industry. In connection therewith, the Company obtained an exclusive license to uses proprietary pyrolysis technology in seven Pacific Rim countries, including Peoples Republic of China. Pyrolysis is a process of thermal decompositon of tires in an oxygen deprived environment.
The Company's first recycling plant being built in Dalian, China, is expected to commence operations in early 1996. The plant will process scrap tires into recycled by products such as carbon black, fuel oil, scrap steel and gas. This facility will be operated by Dalian Green Resources Corporation ("Dalian Green"), a joint venture in which the Company holds a fifty-five percent interest and China Dalian Materials Development Corporation, a Chinese entity, holds a forty-five percent interest. PCCG's corporate office and warehouse is located in Pomona, California.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended December 31, 1995, are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

NOTE 2 -  INCOME TAXES

As of September 30, 1995, for federal income tax purposes, the Company had approximately $3.3 million in net operating loss carryforwards expiring through 2001. The annual utilization of the operating loss carryforward may be significantly limited due to the adverse resolution, if any, with respect to the loss carryover provisions of Internal Revenue Code section 382 in connection with certain stock issuances by the Company.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended December 31, 1995 as Compared to the Three Months Ended December 31, 1994

Net sales of $12.6 million for the three months ended December 31, 1995 increased by $2 million (18%) over net sales of $10.6 million for the three months ended December 31, 1994. This increase was principally attributable to a higher volume of hard disk drive sales.

Gross profit for the first quarter of 1995 was $637,000, an 31% increase, when compared to $485,000 during the prior year's comparable period reflecting both an increase in unit sales along with lower product costs. Gross profit as a percentage of net sales increased from 4.6% in the first quarter of 1994 to 5.1% in the first quarter of 1995 due to a higher margin product mix.

Selling, general and administrative expenses decreased in absolute dollars to $458,000 in the first quarter of fiscal 1996 compared to $471 million for the comparable fiscal 1995 period. The absolute dollar decrease in SG&A expenses was primarily attributable to cost cutting measures. As a percentage of revenue, SG&A expenses decreased from 4.4% in 1995 to 3.6% in 1996 principally due to higher sales.

Income from operations increased from $14,000 in the first quarter of fiscal 1995 to $179,000 in the comparable fiscal 1996 period, reflecting both sales volume and gross profit growth. The 1.3% increase in operating income as a percentage of net sales primarily reflects a higher gross margin rate.

Net income increased to $110,000, or $0.05 per share (after preferred stock dividend deduction), in the first quarter of fiscal 1996 compared to ($23,000), or $(0.01) per share (after preferred stock dividend deduction) for the same fiscal 1995 quarter.

Liquidity and Capital Resources

Net cash provided by operating activities during the three months ended on December 31, 1995 was $150,000, as compared to $17,000 in the comparable prior year period. The primary use of cash during the period resulted from a substantial decrease in accounts receivable and inventory. This decrease was mainly attributable to the effects of downsizing.

Net cash used for investing activities in the amount of $471,000 reflects the purchase of corporate securities and a capital contribution of $300,000 to Dalian Green.

Since May 1994, the Company has operated with internally generated cash flow and vendor lines of credit. The Company expects to have sufficient liquidity to sustain its core business with internally generated cash flow and vendor lines of credit. The Company's plan to obtain a $2.5 million credit line in January 1996, to re-energize its core business did not materialize. As of December 31, 1995 the Company had made cash contributions to Dalian Green of $1,550,000, and was committed to making an additional cash contributions of $410,000 during fiscal 1996. The Company is exploring, with the assistance of an investment banker, both financing and other alternatives, including disposition of its microcomputer product distribution business, to raise funds for development and expansion of the tire recycling venture. There can be no assurances that the Company will be successful in satisfying its joint venture equity contribution commitment and/or in securing additional financing needed to complete the Dalian Green plant and, thus able to realize its diversification objectives. For a description of the Company's investment in and advance to Dalian Green see Note 1 of the Company's fiscal 1995 Consolidated Financial Statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PCC GROUP, INC.
                                  (Registrant)







Date:  February 14, 1996                        /s/  JACK WEN
                                        --------------------------------------
                                                     Jack Wen
                                          Chairman of the Board, President and
                                               Chief Executive Officer


                                             /s/  J. LAURO VALDOVINOS
                                        --------------------------------------
Date:  February 14, 1996                          J. Lauro Valdovinos
                                           Vice President - Finance and Chief
                                               Financial Officer (Principal
                                            Financial and Accounting Officer)