Form 10-Q
period 1996-03-31
PCC GROUP INC
filed 1996-05-14
CIK 756972

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549




                                  FORM 10-Q





              QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                    Commission File
March 31, 1996                           Number: 0-13280




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

                          Yes  x                    No.___

As of March 31, 1996, the registrant had outstanding 2,285,375 shares of its Common Stock, $.01 par value per share.

ITEM 1.  FINANCIAL STATEMENTS

                 PCC GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                        In Thousands
                         (Unaudited)

                                          March 31, September 30,
                 ASSETS                     1996        1995
                                          --------- --------------
CURRENT ASSETS:
   Cash and cash equivalents                   $673         $811
   Investments in securities                    143
   Accounts receivable, less allowances
   for possible losses of $294,000 and
   $264,000                                   1,632        1,658
   Receivables from related parties             560          892
   Notes receivable related parties             100          100
   Inventory, less reserves for
   obsolescence of $371,000 and
   $341,000                                     378          199
   Other current assets                         816           27
                                             ______       ______
          TOTAL CURRENT ASSETS                4,302        3,687


PROPERTY AND EQUIPMENT                          188          270


INVESTMENT IN AND ADVANCES TO
   JOINT VENTURE                              1,920        1,921


OTHER ASSETS                                     56          139
                                            _______       ______
   TOTAL ASSETS                              $6,466       $6,017
                                            =======       ======

     The accompanying notes are an integral part of these consolidated financial statements.

                         PCC GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               In thousands
                           (Unaudited) (Concluded)


              LIABILITIES AND               March 31, September 30,
           SHAREHOLDERS' EQUITY                1996        1995
                                            --------- --------------
CURRENT LIABILITIES
   Accounts payable                            $2,066        $1,696
   Current portion of long-term debt                              8
   Accrued liabilities                            340           424
   Income taxes payable                            14            19
                                               ______        ______
          TOTAL CURRENT LIABILITIES             2,420         2,147

DEFERRED GAIN ON SALE OF EQUIPMENT                794           959

LONG-TERM DEBT, less current portion                2             2
                                               ______        ______
                                                3,216         3,108

SHAREHOLDERS' EQUITY
  Non-convertible, New Series A preferred
  stock ($1,200,000 liquidation preference)
  $4.80 stated value, shares authorized,
  issued and outstanding - 200,000              1,200         1,200
  Common stock, $.01 stated value; shares
  authorized- 10,000,000; shares issued and
  outstanding - 2,285,373                          23            23
  Contributed capital in excess of stated
  value                                           587           587
  Retained earnings                             1,440         1,099
                                               ______        ______
          TOTAL SHAREHOLDERS' EQUITY            3,250         2,909
                                               ______        ______
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                      $6,466        $6,017
                                               ======        ======

     The accompanying notes are an integral part of these consolidated financial statements.

                    PCC GROUP, INC. AND  SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OFINCOME
                  In Thousands, except per share data
                              (Unaudited)

                                 Three Monts      Six Months
                                    Ended           Ended
                                  March 31,        March 31,
                                  1996    1995   1996    1995
                                 --------------  -------------
Net sales                         $9,773 $13,728 $22,345 $24,347

Cost of sales                      9,240  13,173  21,175  23,307
                                  ______________ _______________
   Gross profit                      533    555   1,170   1,040

Selling, general
  and administrative expenses        472    634     930   1,105
   Income from operations             61    (79)    240     (65)

Other income (expense)
  Gain (loss) on  sale of
  investments                        (18)    107    (30)    112
  Gain on sale of equipment to
  related party                      165            165
                                     147     107    135     112
                                   _____________   _____________
Net income before income taxes       208    (79)    375      47

Income taxes                          19     (6)     34      (8)
                                   _____________   ____________
Net income                          $189   ($85)   $341     $39

   Dividend on preferred stock       (40)   (40)    (80)    (80)
                                   _____________   _____________
Net income applicable to common
shares                              $149  ($125)   $261    ($41)
                                   =============================
Income per share
   Net income                      $0.08   $0.01    $0.15   $0.02
   Dividend on preferred stock      0.02   (0.02)    0.04   (0.04)
                                   ______________   ______________
   Net income applicable to
   common shares                   $0.06  ($0.01)   $0.11  ($0.02)


Average weighted number of
common shares                   2,285,375/2,235,375/2,285,375/
                                2,285,375

     The accompanying notes are an integral part of these consolidated financial statements.

                 PCC GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  In thousands    (Unaudited)

                                             Six  Months Ended
                                                  March 31,
                                               1996      1995
                                             -----------------
NET CASH PROVIDED (USED) BY
Net income                                      $341         $39
Depreciation and amortization                     84          83
Provision for bad debts                           30
Increase (decrease) from changes in:
   Accounts receivable                            26        (424)
   Receivables from related parties              332         509
   Inventories                                  (179)      1,305
   Other assets                                 (789)     (2,003)
   Accounts payable and accrued                  286         940
   liabilities
   Income taxes payable                           10          26
                                               ______      ______
   Net cash provided by (used in)
   operating activities                          141         141

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in securities                    (143)       (488)
   Purchase of property and equipment             (1)         (7)
   Related party note receivable                             (7)
   Net advances from joint venture               165
   Capital contributions to joint venture       (300)
                                               ______      ______
   Net cash provided by (used in)
   investing activities                         (279)       (502)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             (138)        (27)

CASH AND CASH EQUIVALENTS
   beginning of year                             811         705
                                              ------      -------
CASH AND CASH EQUIVALENTS
   end of quarter                               $673        $678
                                              ===================
Supplemental disclosure of cash flow information:
   Cash paid during the quarter for:
      Interest                                    $3          $5
      Income taxes                                $3         $18

   The accompanying notes are an integral part of these consolidated financial statements.

                                PCC GROUP,  INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)





PCC Group, Inc. ("PCCG" or the "Company") is principally a wholesale distributor of microcomputer products. The Company serves a select client base which includes Value Added Resellers ("VAR's"), system integrators and dealers. Beginning in August 1993, PCCG begun to reposition itself as a business in the environmental resources industry. In connection therewith, the Company obtained an exclusive license to use proprietary pyrolysis technology in seven Pacific Rim countries, including the Peoples Republic of China. Pyrolysis is a process of thermal decompositon of tires in an oxygen deprived environment. The Company's first recycling plant being built in Dalian, PRC, previously scheduled to commence operations in early 1996, will come on stream this summer due to unforeseen plant equipment installation
delays   and funding limitations.  The facility will process scrap tires into recycled by products such as carbon black, fuel oil, scrap steel and gas. This facility will be operated by Dalian Green Resources Corporation
"Dalian Green"), a joint venture in which the Company holds a fifty-five percent interest and China Dalian Materials Development Corporation, a Chinese entity, holds a forty-five percent interest. PCCG's corporate office and warehouse is located in Pomona, California.

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

Operating results for the six month period ended March 31, 1996,are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended March 31, 1996 as Compared to the Three Months Ended March 31, 1995

Net sales of $9.8 million for the six months ended March 31, 1996 decreased by $3.9 million (28.9%) over net sales of $13.7 million for the similar 1995 period. This decrease was principally attributable to industry wide sales contraction impacting both unit prices and volume. The Company mainly offers hard disk drive products.

Gross profit for the second quarter of 1996 was $533,000, a 5.4% decrease, when compared to $555,000 during the prior year's comparable period reflecting a decrease in unit sales along with lower product costs. Gross profit as a percentage of net sales increased from 4% in the second quarter of 1995 to 5.4% in the second quarter of 1996 due to a higher margin product mix.

Selling, general and administrative expenses decreased in absolute dollars to $472,000 in the second quarter of fiscal 1996 compared to $634,000 for the comparable fiscal 1995 period. The absolute dollar decrease in SG&A expenses was primarily attributable to cost containment measures. As a percentage of revenue, SG&A expenses slightly increased from 4.6% in 1995 to 4.8% in 1996.

Loss from operations decreased from ($79,000) in the second quarter of fiscal 1996 to $61,000 in the comparable fiscal 1996 period, principally reflecting better gross margins. Operating income as a percentage of net sales remained unchanged in comparable 1995 and 1996 fiscal periods.

Other income of $147,000 increased by $40,000 when compared to $107,000 for the comparable fiscal 1995 period. A $165,000 gain on sale of equipment to Dalian Green is included in the 1996 second quarter figure.

Net income increased to $149,000, or $0.06 per share (after preferred stock dividend deduction), in the second quarter of fiscal 1996 compared to ($125,000), or $(0.01) per share (after preferred stock dividend deduction) for the same fiscal 1995 quarter.

Six Months Ended March 31, 1996 as Compared to the Six Months Ended March 31,
1995

Net sales decreased 8.2% from $24.3 million in 1995 to $22.3 million in 1996. Revenue shortfall was largely due to a declining sales trend affecting the computer industry during the first quarter of 1996. This downward trend impacted the Company's product unit prices and volume.

Gross profits increased 12.5% from $1,040,000 in the six month period ended on March 31, 1996 to $1,170,000 in the comparable fiscal 1996 period, due to a decrease in unit sales along with better gross margins. Gross profit as a percentage of net sales increased form 4.2% in 1995 to 5.2% in the similar 1996 six month period mainly reflects an augmentation of profit margins as a result of product line selection.

Selling, general and administrative expenses decreased by $175,000 (15.8%) during the 1996 first six month period compared to $1,105,000 for the comparable fiscal 1995 period. This decrease was due to strict cost controls. As a percentage of revenue, SG&A slightly decreased from 4.5% in 1995 to 4.2% in 1996.

Other income of $135,000 increased by $23,000 when compared to $112,000 for the comparable fiscal 1995 period. Other income for the 1996 period mainly reflects a gain on sale of equipment to Dalian Green.

Net income increased to $261,000, or $0.11 per share (after preferred stock dividend deduction), in the six months ended March 31, 1996 compared to ($41,000), or ($0.02) per share (after preferred stock dividend deduction) for the same fiscal 1995 period.

Liquidity and Capital Resources

Net cash provided by operating activities during the six months ended on March 31, 1996 was $141,000, as compared to $475,000 in the comparable prior year period. The primary use of cash during the period resulted from the following transactions recorded under Other Assets: a) A $455,000 cash advance to Laser Micro Systems, a Taiwanese company owned by a related party for professional services and the purchase of inventory products; b)
Advances and/or purchases in the aggregate of $252,354 for equipment that will be subsequently billed to Dalian Green and; c) $77,214 for materials purchases made on behalf of Green Earth Chemical Inc., a company owned by a related party and shareholder of the Company.

Net cash used for investing activities in the amount of $279,000 reflects the net effect of the following transactions: a $300,000 capital contribution to Dalian Green, a $165,000 net payment from the previously cited joint venture and the purchase of corporate securities.

Since May 1994, the Company has operated with internally generated cash flow and vendor lines of credit. The Company expects to have sufficient liquidity to sustain its core business with internally generated cash flow and vendor lines of credit. The Company's plan to obtain, early in fiscal 1996, a $2.5 million credit line to re-energize its core business did not materialize.
As of March 31, 1965 the Company had made cash contributions to Dalian Green of $1,850,000, and was committed to making additional cash contributions of $110,000 during fiscal 1996. The Company is exploring, with the assistance of an investment banker, both financing and other alternatives, including disposition of its microcomputer product distribution business, to raise funds for development and expansion of the tire recycling venture. There can be no assurances that the Company will be successful in satisfying its joint venture equity contribution commitment and/or in securing additional financing needed to complete the Dalian Green plant and, thus able to realize its diversification objectives. For a description of the Company's investment in and advance to Dalian Green see Note 1 of the Company's fiscal 1995 Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PCC GROUP, INC.
                                 (Registrant)




Date:  May 14, 1996                       /s/ JACK WEN
                              -----------------------------------

                                                Jack Wen
                                   Chairman of the Board,
                                President and  Chief Executive Officer



Date:  May 14, 1996                   /S/ J. LAURO VALDOVINOS

                                     ----------------------------
                                         J. Lauro Valdovinos
                                   Vice President - Finance and Chief
                                     Financial Officer (Principal
                                   Financial and Accounting Officer)