Form 10-Q/A
period 1996-03-31
PCC GROUP INC
filed 1996-05-15
CIK 756972

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

                    PCC GROUP, INC. AND  SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OFINCOME
                  In Thousands, except per share data
                              (Unaudited)

                                 Three Monts      Six Months
                                    Ended           Ended
                                  March 31,        March 31,
                                  1996    1995   1996    1995
                                 --------------  -------------
Net sales                         $9,773 $13,728 $22,345 $24,347

Cost of sales                      9,240  13,173  21,175  23,307
                                  ______________ _______________
   Gross profit                      533    555   1,170   1,040

Selling, general
  and administrative expenses        472    634     930   1,105
   Income from operations             61    (79)    240     (65)

Other income (expense)
  Gain (loss) on  sale of
  investments                        (18)    107    (30)    112
  Gain on sale of equipment to
  related party                      165            165
                                     147     107    135     112
                                   _____________   _____________
Net income before income taxes       208     28     375      47

Income taxes                          19     (6)     34      (8)
                                   _____________   ____________
Net income                          $189    $22    $341     $39

   Dividend on preferred stock       (40)   (40)    (80)    (80)
                                   _____________   _____________
Net income applicable to common
shares                              $149    $18    $261    ($41)
                                   =============================
Income per share
   Net income                      $0.08   $0.01    $0.15   $0.02
   Dividend on preferred stock      0.02   (0.02)    0.04   (0.04)
                                   ______________   ______________
   Net income applicable to
   common shares                   $0.06  ($0.01)   $0.11  ($0.02)


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

Net income increased to $149,000, or $0.06 per share (after preferred stock dividend deduction), in the second quarter of fiscal 1996 compared to $18,000, or $(0.01) per share (after preferred stock dividend deduction) for the same fiscal 1995 quarter.

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