Form 10-Q
period 1996-06-30
PCC GROUP INC
filed 1996-08-14
CIK 756972

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549




                                   FORM 10-Q





           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                               Commission  File
June 30, 1996                                       Number: 0-13280





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

                        Yes  X                    No.
                            ----                     ----
As of June 30, 1996, the registrant had outstanding 2,285,375 shares of its Common Stock, $.01 par value per share.

ITEM 1.  FINANCIAL STATEMENTS

                        PCC GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  In Thousands
                                  (Unaudited)


                                                                                June 30,          September 30,
                                ASSETS                                            1996                 1995
                                                                                ------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                     $  733                $  811
   Investments in securities                                                        304
   Accounts receivable, less allowances
   for possible losses of $112,000 and $264,000                                   1,750                 1,658
   Receivables from related parties                                                 537                   892
   Notes receivable related parties                                                 100                   100
   Inventory, less reserves for
   $341,000                                                                       1,740                   199
   Other current assets                                                             556                    27
                                                                                 ----------------------------

          TOTAL CURRENT ASSETS                                                    5,720                 3,687


PROPERTY AND EQUIPMENT                                                              147                   270


INVESTMENT IN AND ADVANCES TO
   JOINT VENTURE                                                                  1,921                 1,921


OTHER ASSETS                                                                         29                   139
                                                                                 ----------------------------
   TOTAL ASSETS                                                                  $7,817                $6,017
                                                                                 ============================


     The accompanying notes are an integral part of these consolidated financial statements.

                        PCC GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  In thousands
                           (Unaudited)   (Concluded)




                              LIABILITIES AND                                      June 30,           September 30,
                           SHAREHOLDERS' EQUITY                                      1996                  1995
                                                                                    ------------------------------
CURRENT LIABILITIES
   Accounts payable                                                                 $2,853                  $1,696
   Regulation S offering                                                               450
   Current portion of long-term debt                                                     2                       8
   Accrued liabilities                                                                 315                     424
   Income taxes payable                                                                 19                      19
                                                                                    ------------------------------
          TOTAL CURRENT LIABILITIES                                                  3,639                   2,147

DEFERRED GAIN ON SALE OF EQUIPMENT                                                     794                     959


LONG-TERM DEBT, less current portion                                                     2                       2
                                                                                    ------------------------------
                                                                                     4,435                   3,108
                                                                                    ------------------------------
SHAREHOLDERS' EQUITY
  Non-convertible, New Series A preferred
  stock ($1,200,000 liquidation preference)
  $4.80 stated value, shares authorized,
  issued and outstanding - 200,000                                                   1,200                   1,200
  Common stock, $.01 stated value; shares
  authorized- 10,000,000; shares issued and
  Contributed capital in excess of stated
  value                                                                                587                     587
  Retained earnings                                                                  1,572                   1,099
                                                                                    ------------------------------
          TOTAL SHAREHOLDERS' EQUITY                                                 3,382                   2,909

   TOTAL LIABILITIES AND SHAREHOLDERS'                                              $7,817                  $6,017
   EQUITY                                                                           ==============================


     The accompanying notes are an integral part of these consolidated financial statements.

                        PCC GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      In Thousands, except per share data
                                  (Unaudited)


                                                                Three Months Ended          Nine Months Ended
                                                                     June 30,                    June 30,
                                                           ---------------------------------------------------
                                                               1996         1995            1996        1995
                                                           ---------------------------------------------------
Net sales                                                     $8,911       $9,191         $31,256      $33,538

Cost of sales                                                  8,447        8,779          29,623       32,086
                                                           ---------------------------------------------------
   Gross profit                                                  464          412           1,633        1,452

Selling, general
  and administrative expenses                                    454          445           1,384        1,550
                                                           ---------------------------------------------------
   Income from operations                                         10          (33)            249          (98)

Other income (expense)

  Gain (loss) on  sale of investments                             19           119            (11)         231
  Interest income                                                 17                           17
  Other                                                          100                          100
   Gain on sale of equipment to related
  party                                                                                       165
                                                           ---------------------------------------------------
                                                                 136           119            271          231

Net income before income taxes                                   146            86            520          133

Income taxes                                                     (14)           (4)           (55)         (12)
                                                           ---------------------------------------------------
Net income                                                      $132           $82           $465        $ 121

   Dividend on preferred stock                                   (40)          (40)          (120)        (120)
                                                           ---------------------------------------------------
Net income applicable to common shares                           $92           $42           $345           $1
                                                          ====================================================
Income per share
   Net income                                                  $0.06         $0.04          $0.20        $0.05
   Dividend on preferred stock                                  0.02          0.02           0.05         0.05
                                                           ---------------------------------------------------

   Net income applicable to common shares                      $0.04         $0.02          $0.15        $0.00

Average weighted number of common shares                   2,285,375     2,285,375      2,285,375    2,285,375
                                                          ====================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                        PCC GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           In thousands   (Unaudited)


                                                                                       Nine Months Ended
                                                                                            June 30,
                                                                                   -------------------------
                                                                                      1996             1995
                                                                                   -------------------------
NET CASH PROVIDED (USED) BY
Net income                                                                            $465              $121
Depreciation and amortization                                                          125               118
Provision for bad debts                                                                 60
Increase (decrease) from changes in:
   Accounts receivable                                                                 (92)              337
   Receivables from related parties                                                    355               (36)
   Inventories                                                                      (1,541)            1,644
   Other assets                                                                       (529)           (2,465)
   Accounts payable and accrued liabilities                                          1,068               213
   Income taxes payable                                                                                   30
                                                                                   -------------------------
   Net cash provided by (used in)
   Operating activities                                                                (89)              (38)


CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in securities                                                          (304)              (69)
   Regulation S offering                                                               450
   Purchase of property and equipment                                                                     (7)
   Related party note receivable                                                                         (10)
   Net advances from joint venture                                                     165
   Capital contributions to joint venture                                             (300)
                                                                                   -------------------------
   Net cash provided by (used in)
   Investing activities                                                                 11               (86)

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                    (78)             (124)

CASH AND CASH EQUIVALENTS
   beginning of year                                                                   811               705
                                                                                   -------------------------
CASH AND CASH EQUIVALENTS
   end of quarter                                                                     $733              $581
                                                                                   =========================
Supplemental disclosure of cash flow information:
   Cash paid during the quarter for:

      Interest
      Income taxes

     The accompanying notes are an integral part of these consolidated financial statements.

                                PCC GROUP,  INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





PCC Group, Inc. ("PCCG" or the "Company") is principally a wholesale distributor of microcomputer products. The Company serves a select client base which includes value added resellers ("VAR's"), system integrators and dealers. Since 1993, PCCG begun to reposition itself as a business in the environmental resources industry. In connection therewith, the Company obtained an exclusive license to use proprietary pyrolysis technology in seven Pacific Rim countries, including the Peoples Republic of China. Pyrolysis is a process of thermal decompositon of tires in an oxygen deprived environment. The Company's first recycling plant located in Dalian, Peoples Republic of China, will transform scrap tires into recycled by products such as carbon black, fuel oil, scrap steel and gas. This facility will be operated by Dalian Green Resources Corporation "Dalian Green", a joint venture in which the Company holds a fifty-five percent interest and China Dalian Materials Development Corporation, a Chinese entity, holds a forty-five percent interest. PCCG's corporate office and warehouse is located in Pomona, California.


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.


Note 2 -  Regulation S Offerings

During the three month period ended on June 30, 1996, the Company issued two Regulation S Offerings for the purpose of completing the Company's tire recycling plants and for general corporate purposes. The first Offering Circular consisting of 116,000 of common stock valued at $3.00 per share terminated on May 30, 1996 raised $290,000, net of placement fees. Shares of this offering were issued on July 26, 1996. The second Offering Circular comprising the issuance of 132,142 shares of common stock valued at $4.00 per share terminated on June 30, 1996 and raised $472,500, net of placement fees.

In addition, the Company has received, as of this date, $65,000 from a third Regulation S Offering for up to 100,000 shares of common stock valued at $5.00 per share. This offering is scheduled to terminate on August 30, 1996.

Note 3 -  Income Taxes

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A synopsis of latest business development events follows:

1. Dalian Project - The opening of this recycling plant has suffered several delays attributable to the following causes: a) Since August 1994 the Chinese Government has severely restricted the availability of equity funding and loan financing which affected Dalian Green's funding projections and facility construction plans; b) Plant equipment design flaws and installation glitches that required substantial time to correct; c) Decision to incorporate a secondary process that converts carbon black into activated carbon. At the outset, the plant was engineered to solely produce the previously mentioned by-products. However, when the original equipment installation was about to be finalized, the Company decided to add the activated carbon process due to product pricing considerations. Furthermore, activated carbon equipment design was drawn by local Chinese professionals lacking the technical wherewithal to develop an advanced installation, thus, causing additional delays, and; d) Inexperience. The Company acknowledges that it is venturing into a new industry and, that such endeavors are obviously linked to a learning curb process. The Dalian project has provided the Company with invaluable experience that will be fully applied to future projects. Upon the completion of final equipment assembly tasks and subsequent production test runs, the Company intends to open the Dalian facility by December of 1996.

2. Hai Nan Project - On April 23, 1996, the Company announced the signing of a joint venture agreement with the Hai Nan Sen Hai Chen Group for construction and operation of a second tire recycling plant in China. The Hai Nan Island facility, similar to the Dalian plant, will be 60% owned by the previously
mentioned investor group and 40% by the Company.   PCCG will provide the
technology and equipment along with a $1 million equity contribution and will be in charge of construction and management of the plant. The Hai Nan Group has submitted a loan application package to a Japanese export lender, and plans to commence development efforts once project funding has been secured.

3. European Plants - The Company has retained a German environment industry consultant that will assist PCCG in developing its European business development program. This study will include site selection, tire collection and energy distribution routes and a profile of European environmental regulations along with a marketing plan and financial projections. Feasibility study results will allow the Company to evaluate the viability of establishing recycling plants in Germany and other European countries.

4. Southern California Plant - PCCG intends to build a prototype recycling plant in the Southern California area. This prospective facility will process up to 10,000 scrap tires per day. Project feasibility studies are currently being conducted with the purpose of assessing the regulatory and financial viability of such a plant.

Three Months Ended June 30, 1996 as Compared to the Three Months Ended June 30, 1995

Net sales of $8.9 million for the quarter ended June 30, 1996 decreased by $280,000 (3%) over net sales of $9.2 million for the similar 1995 period. This decrease was principally due to industry wide sales contraction impacting both unit prices and volume. The Company mainly offers hard disk drive products.

Gross profit for the second quarter of 1996 was $464,000, a 12.6% increase, when compared to $412,000 during the prior year's comparable period reflecting a decrease in unit sales along with lower product costs. Gross profit as a percentage of net sales increased from 4.5% in the second quarter of 1995 to 5.2% in the second quarter of 1996 due to higher margin product offerings

Selling, general and administrative expenses increased 2% to $454,000 in the second quarter of fiscal 1996 compared to $445,000 for the comparable fiscal 1995 period. The absolute dollar increase in SG&A expenses was primarily attributable to business development expenses. As a percentage of revenue, SG&A expenses increased from 4.8% in 1995 to 5.1% in 1996.

Income from operations increased from ($33,000) in the second quarter of fiscal 1996 to $10,000 in the comparable fiscal 1996 period, principally reflecting better gross margins. Operating income as a percentage of net sales was .1% in 1996 and (.4%) in the comparable 1995 quarter.

Other income of $136,000 increased by $17,000 when compared to $119,000 for the comparable fiscal 1995 period. A $100,000 NOL accrual adjustment and diminished gains on sale of investments determined the difference between periods.

Net income increased to $132,000, or $0.04 per share (after preferred stock dividend deduction), in the third quarter of fiscal 1996 compared to $82,000, or $0.02 per share (after preferred stock dividend deduction) for the same fiscal 1995 quarter.

Nine Months Ended June 30, 1996 as Compared to the Nine Months Ended June 30,
1995

Net sales decreased 6.8% from $33.5 million in 1995 to $31.3 million in 1996. Revenue shortfall was largely due to a declining sales trend which affected the computer industry during the first quarter of 1996. This downward trend impacted the Company's product unit prices and volume.

Gross profits increased 12.5% from $1.5 million in the nine month period ended on June 30, 1996 to $1.6 million in the comparable fiscal 1996 period, principally due to a better product mix. Gross profit as a percentage of net sales increased form 4.3% in 1995 to 5.2% in the similar 1996 nine month period due to better product mark-ups.

Selling, general and administrative expenses decreased by $166,000 (10.7%) during the 1996 first nine month period compared to $1,550,000 for the comparable fiscal 1995 period. This decrease was mainly due to the implementation of strict cost controls. As a percentage of revenue, SG&A slightly decreased from 4.6% in 1995 to 4.4% in 1996.

Other income of $271,000 increased by $40,000 when compared to $231,000 for the comparable fiscal 1995 period. Other income for the 1996 period basically reflects a gain on sale of equipment to Dalian Green and an adjustment to NOL accruals in comparison to gains on sale of investments reported in the same 1995 period.

Net income increased to $465,000, or $0.15 per share (after preferred stock dividend deduction), in the nine months ended June 30, 1996 compared to $121,000 for the same fiscal 1995 period. Net income for 1995 was offset by a $120,000 preferred dividend deduction.

Liquidity and Capital Resources

Net cash provided by operating activities during the nine months ended on June 30, 1996 was $465,000, as compared to $121,000 in the comparable prior year period. The primary use of cash during the period resulted from a $1,541,000 increase in inventories largely offset by an increase in Accounts Payable along with certain equipment purchases for Dalian Green amounting $426,000 classified under Other Assets.

Net cash provided by investing activities in the amount of $11,000 reflects the net effect of the following transactions: a $304,000 investment in corporate securities; proceeds from two Regulation S offerings amounting $450,000 ($290,000 for the Offering which terminated on May 31, 1996 and $160,000 for the Offering which terminated on June 30, 1996); a $165,000 payment received from Dalian Green and a $300,000 capital contribution to Dalian Green.

Since May 1994, the Company has operated with internally generated cash flow and vendor lines of credit. The Company expects to have sufficient liquidity to sustain its core business with internally generated cash flow and vendor lines of credit. During the months of May, June and July of 1996, the Company issued three Regulation S Offerings which are fully described in Note 2 of Item I.

As of June 30, 1996 the Company had made cash contributions to Dalian Green of $1,850,000, and was committed to making additional cash contributions of $110,000 during fiscal 1996. The Company is exploring, with the assistance of an investment banker, both financing and other alternatives, including disposition of its microcomputer product distribution business, to raise funds for development and expansion of the tire recycling venture. There can be no assurances that the Company will be successful in satisfying its prospective joint venture equity contribution commitments and/or in securing additional financing needed to complete the Dalian Green plant or to develop other projects and, thus able to realize its diversification objectives. For a description of the Company's investment in and advance to Dalian Green see Note 1 of the Company's fiscal 1995 Consolidated Financial Statements.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PCC GROUP, INC.
                                 (Registrant)




Date:  August 15 1996                         /s/ JACK WEN
                                  ----------------------------------------
                                                  Jack Wen
                                    Chairman of the Board, President and
                                           Chief Executive Officer



Date:  August 15, 1996                     /s/ J. LAURO VALDOVINOS
                                  ----------------------------------------

                                           J. Lauro Valdovinos
                                           Vice President - Finance and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)