Form 10-K405
period 1996-09-30
PCC GROUP INC
filed 1996-12-23
CIK 756972

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K
                                   ________


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the fiscal year ended:  September 30, 1996

                                      OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from _____ to ______.

                        Commission file number: 0-13280

                                PCC GROUP, INC.

            (Exact name of registrant as specified in its charter)



        California                                             95-3815164

(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

     163 University Parkway
      Pomona, California                                           91768
(Address of principal executive offices)                         (Zip Code)


      Registrant's telephone number, including area code:  (909) 869-6133

          Securities registered pursuant to Section 12(b) of the Act:
                                               Name of each exchange on which
                                               ------------------------------
             Title of Each class                         registered
             -------------------                         ----------
                   None                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December 19, 1996 based on the average bid and asked prices reported by NASDAQ on such date was approximately $6,450,016.

     Registrant's Common Stock outstanding at December 19, 1996 was 2,633,339 shares.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement for its Annual Meeting of Shareholders to be held February 14, 1997 are incorporated by reference into Part III as set forth herein.

================================================================================

                                    PART I

ITEM 1.   BUSINESS.

          GENERAL

          Since its inception in 1983, PCC Group, Inc. ("PCCG" or the "Company") has been a wholesale distributor of microcomputer products. It has also manufactured and marketed PC Craft brand microcomputers. The Company serves a select client base which includes value-added resellers, system integrators and dealers. In 1993, the Company began efforts to reposition itself in the environmental resources industry. The Company was originally formed by the merger, in September 1989 of PC Craft, Inc., a Delaware corporation, with and into WMD Micro Distributors, Inc. ("WMD"), a California corporation organized in 1983. Concurrently, WMD changed its name to PCC Group, Inc.

          RECENT CHAIN OF EVENTS

          In June 1993, the Company established a plan of corporate restructuring. The plan, which seeks to gradually increase the Company's profit margins and resultant net income is comprised of the following key elements:

          Downsizing.  During 1993 and 1994 the Company closed or sold six
          ----------
regional branches located in Chantilly, Virginia, Des Plaines, Illinois, Fremont, California, Piscataway, New Jersey, Redmond, Washington and Richardson, Texas. In May 1994, PCCG closed its corporate office and main warehouse facility located in Brea, California and centralized its operations in Pomona, California. Downsizing enabled the Company to reduce substantially operating costs. In June 1993, the Company formed PC Craft Distribution, Inc. ("PCCD") with the purpose of having this new entity handle all activities related to the distribution of microcomputer products. The actual transfer of assets and liabilities from PCCG to PCCD occurred on October 1, 1995.

          Diversification.  Beginning in August 1993, PCCG started to seek to
          ---------------
reposition itself as a business in the environmental resources industry. In connection therewith, the Company obtained an exclusive license to use proprietary pyrolysis technology in seven Pacific Rim countries, including China. (For description of this license, see Note 1 to the Company's Consolidated Financial Statements). Pyrolysis is a process of thermal decomposition of tires in an oxygen deprived environment. The Company plans to build and operate several scrap-tire recycling plants. The plants will process scrap tires into recycled industrial products such as carbon black, oil fuel, scrap steel and synthetic gas. The Company's first recycling plant currently being built in the port city of Dalian, Liao Lin Province, Peoples Republic of China, was expected to commence operations in early 1996, but has experienced delays as described below. When opened, this facility will be operated by Dalian Green Resources Corporation ("Dalian Green"), a joint venture in which the Company holds a fifty-five percent interest and China Dalian Materials Development Corporation, a Chinese entity, holds a forty-five percent interest. (For a description of the financing of the Company's investment in Dalian and its proposed sale of plant machinery and equipment to Dalian Green, See Note 1 to the Company's Consolidated Financial Statements). Production output is expected to be sold in both the local and international markets.

          American Tire Collection, Inc. ("ATC"), a wholly-owned Delaware corporation, will be the sole U.S. provider of scrap tires to Dalian Green. It will mainly collect scrap tires from California and other Western States, and proceed to ship them, via ocean freight, to the port of Dalian.

          Latest Developments
          -------------------

          Distribution - The Company plans to reenergize its microcomputer products distribution activities, which is motivated by the following circumstances: (a) significantly better operating margins attained in fiscal 1996; (b) a positive cash flow structure and (c) the growing demand for microcomputer components. Therefore, the Company presently intends to open, during fiscal 1997, regional distribution centers that would be located in the Orlando, Miami, Dallas and Atlanta metropolitan areas. The Company also intends to expand its product line to include a wide array of peripheral products such as modems, printers and keyboards.

          Recycling Plant - The opening of the Dalian Green recycling plant has suffered delays due to (a) availability of funding from the Chinese government,
(b) equipment design and installation problems and (c) incorporation of an additional conversion process. Since August, 1994, the Chinese government has severely restricted the availability of equity funding and loan financing which in turn has affected project funding flow and facility construction plans. The Company identified certain equipment design flaws within the original specifications of its licensed technology. These flaws required significant redesigning which was conceived by Company personnel and independent experts. A substantial amount of time was spent applying and testing the Company's new pyrolysis technology. The decision to incorporate a secondary process that converts carbon black into activated carbon presented a new challenge to plan operations. At the outset, the plant was engineered to produce carbon black, fuel oil, scrap steel and gas. The Company additionally decided to incorporate activated carbon production capabilities. This secondary transformation, if accomplished, will substantially increase the value of the Dalian Green facility's production stream. Upon completion of the secondary process installation and subsequent production test runs, the Company currently plans to open this facility in early 1997 (see Note 1 to the Company's Consolidated Financial Statements).

          Hainan Project - On April 23, 1996, the Company announced the signing of an agreement to establish Hainan Shenhai Energy Resources & Chemical Industry Co., Ltd. ("Hainan Shenhai"), a joint venture company to be located in Hainan Province, PRC. Hainan Shenhai would be owned by China Hainan Shenhai Group (45%), China Hainan Yung Tzuo Enterprise Co. (10%), China Dalian Green Resources Corp. (5%), and PCCG (40%). The purpose of the joint venture is to build a facility substantially identical to the Dalian Green project. PCCG will provide the technology, valued at $1.375 million and make an $825,000 equity contribution in cash. The Chinese investors are currently in the process of securing local and international project funding (see Note 1 to the Company's Consolidated Financial Statements).

          Southern California Facility - PCCG intends to build its first domestic recycling plant in the Southern California area. This prototype facility will use the Company's advanced pyrolysis technology and will have the capacity to process 2.5 million scrap tires annually. The Company is currently searching for an appropriate site located within state designated recycling zones, as well as evaluating project funding options available through the California Waste Management Board.

          Funding - With the advice of an investment banking firm, the Company has been exploring various alternatives intended to facilitate both its growth objectives and funding needs. For the reasons described above, the Company has determined not to proceed with its previously announced plan to divest its microcomputer product distribution business. However, the Company is continuing to explore both acquisition and financing alternatives. Opportunistic business considerations and appropriate due diligence efforts will ultimately dictate the most viable course of action for the Company.

          The remainder of this Item addresses the current status of the Company's existing business of distributing and manufacturing microcomputer products, mainly, in the domestic market.

          Distribution
          ------------

          The Company provides manufacturers with access to a select client base while reducing the inventory, credit, marketing and overhead costs associated with maintenance of direct relationships with these resellers. Hardware products offered include add-on boards, CD-ROM drives, hard disk drives, monitors, controller cards, motherboards, keyboards and power supplies. The Company offers leading microcomputer hardware products manufactured by companies such as Western Digital Corporation, Toshiba, NEC Technologies, TEAC and Adaptec.

          PCCG generally enters into written agreements with its suppliers. As is customary in the industry, these agreements usually provide non-exclusive distribution rights and for cancellation on short notice by the supplier, for failure to satisfy minimum purchase requirements or otherwise. While the Company believes that alternative sources of supply exist for most of the products that it distributes, the loss of the right to distribute certain products might materially and adversely impact its operations. On the other hand, these agreements generally provide stock balancing and price protection provisions which in part reduce the Company's risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence.

          Although the Company stocks approximately 50 products and accessories supplied by more than 40 vendors, more than 83% of the Company's sales in fiscal 1996 were derived from products supplied by one vendor,

Western Digital Corporation. The loss of the ability to distribute a particularly popular product could result in sales losses related to that product which could in turn have a materially adverse impact on the Company's business and financial results.

          Customers
          ---------

          PCCD regularly sells to approximately 260 select customers including VARs, systems integrators and dealers. Computer Management Corporation, a company owned by a related party and shareholder of PCCG, and MA Laboratories, a computer distributor, accounted for 9% and 7%, respectively, of net sales in fiscal 1996. No other customer accounted for more than 6.7% of the Company's net sales in fiscal 1996. The Company believes that its success in attracting customers is attributable in large measure to its competitive pricing and immediate product availability.

          Many of the Company's customers do not have the resources to establish a large number of direct purchasing relationships or stock significant product inventories. Consequently, they tend to purchase a high percentage of their products from distributors. Large resellers, on the other hand, often establish direct relationships with manufacturers for their more popular products, but utilize distributors for slower-moving products and for fill-in orders of fast-moving products which may not be available on a timely basis from manufacturers.

          Sales and Distribution
          ----------------------

          The Company's sales force is comprised of 3 sales representatives. Customer orders are entered into the Company's on-line computer system. Using a centralized database, sales representatives immediately obtain descriptive information regarding products, check inventory status, determine customer credit availability and obtain pricing and promotional information.

          Upon placement of an order, the order is processed and, if the customer meets applicable credit require ments, the order is printed at the warehouse. The order is printed in the form of an invoice, which is then used to identify and assemble the products covered by the order for packing.

          The Company warrants parts and labor on its products for 12 months after shipment. The Company will, in exchange for a defective product returned by a customer within the warranty period, ship to the customer either a pre-tested equivalent or a new product, in most instances, within 24 to 48 hours. Defective products are returned to vendors for repair and, in most cases, are repaired and returned within three weeks. Repairs made by vendors after expiration of the warranty period are charged back to the customer.

          Competition
          -----------

          Competition in the microcomputer component distribution business is fierce and characterized by intense pricing pressures and rapid product improvement and technological change resulting in relatively short product lives and early product obsolescence. Competition is driven by price, product availability and customer service. Competitors of the Company include national distributors, regional distributors and manufacturers' direct sales organizations, many of which have substantially greater technical, financial and marketing resources than the Company. Major competitors include Merisel, Inc., Ingram Micro, Inc., Tech Data Corporation, Gates F/A Distributing, Inc., and Liuski International, Inc.

          Employees
          ---------

          On December 19, 1996, the Company had 19 full-time employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

ITEM 2.   PROPERTIES.

          The Company's corporate office and main warehouse facility is located in Pomona, California. The following summarizes certain information with respect to this facility:

Location of                                                 Square           Annual         Lease Expiration
Facility                    Function                        Footage          Rent           Date
--------------------        -----------------------         -------         --------        ----------------
Pomona, California          Corporate Headquarters,          18,721          $86,400                  5/3/97
                            Sales, Service and
                             Distribution



ITEM 3.   LEGAL PROCEEDINGS.

          The Company is not a party to any legal proceedings, other than various routine claims and lawsuits arising from the normal course of its business. The Company does not believe that such claims and lawsuits, either individually or in the aggregate, will have an adverse effect on its operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's common stock, $.01 par value per share, has been traded over-the-counter on the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the trading symbol PCCG since August 31, 1992. Prior thereto, the common stock was sporadically traded over-the-counter in what is commonly referred to as the "Bulletin Board." Trading in the common stock has remained sporadic since its listing on NASDAQ, and there can be no assurance that an active market will develop.

          The following table sets forth the high and low closing bid quotations for the Company's common stock in each of the fiscal quarters indicated. Such quotations have been obtained from NASDAQ, and reflect inter-dealer prices, do not include mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

          Fiscal Year 1995          High            Low
          ----------------          ----            ---
          First Quarter             $1.25           $1.00
          Second Quarter            $ .75           $ .75
          Third Quarter             $1.00           $1.00
          Fourth Quarter            $1.50           $1.50

          Fiscal Year 1996          High            Low
          ----------------          ----            ---

          First Quarter             $1.50           $1.50
          Second Quarter            $2.50           $2.50
          Third Quarter             $4.50           $4.50
          Fourth Quarter            $4.75           $4.44

          On December 19, 1996, the closing bid for the common stock as reported by NASDAQ was $3.25.

          As of December 19, 1996, there were approximately 2,248 holders of record of the Company's common stock.

          The Company has not paid any dividends on its common stock and does not intend to pay dividends in the foreseeable future. The Board of Directors currently intends to retain any future earnings to finance the development of its business.

ITEM 6.   SELECTED FINANCIAL DATA.

          The table below sets forth certain financial data of the Company for each of its fiscal years during the five-year period ended September 30, 1996. This information should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report and Item 7 hereof, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         Statement of Operations Data
                         ----------------------------
                 (in thousands, except for per share amounts)

                                    1992            1993            1994             1995               1996
                                    ----            ----            ----             ----               ----
Net Sales                         $91,770         $75,088         $51,361          $40,473            $40,645

Gross Profit                        8,526           6,340           3,205            1,513              1,892

Net Income                          1,407             137             200               25                643

Income (Loss)
  Per Share:

  Net Income                          .64             .06             .09              .01                .26

  Dividends Applicable to
    Preferred Stock                  (.11)           (.05)           (.07)            (.07)              (.06)

  Net Income (Loss) Applicable        .53             .01             .02             (.06)               .20
   to Common Shares

Dividends Declared                     --              --              --               --                 --
 Per Common Share

                               Balance Sheet Data
                               ------------------
                                 (in thousands)

                                    1992            1993            1994             1995               1996
                                   -------         -------         -------          ------             ------
Working Capital                    $ 1,672         $ 1,641          $1,582          $1,540             $2,195

Total Assets                        14,532          14,306           7,874           6,016              8,421

Long-Term Debt                         365             367              10               2                ---

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30,
1995

          Net Sales increased slightly from $40.5 million in fiscal 1995 to $40.6 million in fiscal 1996. Product mix and unit volume for fiscal 1996 remained basically unchanged in comparison to prior year's billings.

          Gross profit increased 25.1% from $1.5 million in fiscal 1995 to $1.9 million in fiscal 1996 as a result of a product line mix which offered better mark ups. Gross profit as a percentage of net sales increased from 3.7% to 4.7%, principally due to the sale of certain popular hard disk products which carried higher profit margins.

          Selling, general and administrative expenses decreased 23.9% from $2.1 million in fiscal 1995 to $1.6 million in fiscal 1996, and decreased as a percentage of net sales from 5.3% to 4%. This decline was primarily due to the enforcement of strict cost controls. The decrease was principally attributable to the reduction of the following items in the following amounts: accrual doubtful receivables, $181,912; salaries, $155,051; and professional fees, $140,796.

          Income (loss) from operations increased 139% from ($644,348) in 1995 to $249,711 in 1996, as a result of higher gross margins and lower selling, general and administrative expenses.

          Other income decreased 42.3% from $688,426 in fiscal 1995 to $396,927 in fiscal 1996. This decline principally resulted from short term corporate securities investment gains of $205,536 and a gain on sale of equipment of $426,802 to Dalian Green being recorded in 1995. In 1996, the Company recorded short term investment losses of $56,684 which were offset by a reversal of an accrued liability of $233,731.

          At the end of fiscal 1996, the Company had net operating loss carryforwards available to offset future taxable income of approximately $3.0 million. The income tax accrual for fiscal year 1995 principally reflects a state tax provision. The income tax receivable for fiscal 1996 pertains to overpayment of state income taxes. It is not possible at this time to determine that the realization of the net deferred tax asset as of September 30, 1996 is more likely than not; accordingly, a 100% valuation allowance has been established.

          YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO YEAR ENDED SEPTEMBER 30,
1994

          Net sales decreased 21.2% from $51.4 million in fiscal year 1994 to $40.5 million in fiscal year 1995. This decrease was due to the combined effects, on volume, of a smaller product line which principally featured hard disk drives and, on pricing, by intense competition within the microcomputer parts distribution industry. The Company intends to increase net sales for 1996 by introducing new product lines such as network components, and multimedia software and hardware products.

          Gross profits decreased 52.8% from $3.2 million in the prior fiscal year to $1.5 million in fiscal year 1995, reflecting the decrease in net sales in fiscal 1995. Gross profit as a percentage of net sales decreased from 6.2% in fiscal 1994 to 3.7% in fiscal 1995, due to competitive pressures on pricing as well as the sale of lower profit margin products. The Company believes that new product offerings, scheduled to be launched early next year, will significantly augment gross profit margins in fiscal 1996.

          Selling, general and administrative expenses decreased 32.3%, from $3.2 million in fiscal 1994 to $2.2 million in fiscal 1995, and decreased as a percentage of sales from 6.2% in fiscal 1994 to 5.3% in fiscal 1995. The absolute dollar decrease in selling, general and administrative expenses was principally attributable to the continued downsizing by the Company. The percentage decrease in selling, general and administrative expenses was the result of lower costs associated with the decrease in net sales. The decrease was principally attributable to the reduction of the following items in the following amounts: salaries and fringe benefits - $607,000; professional services -$126,000; rent - $113,000; utilities - $75,000.

          Income from operations decreased $663,291, from $18,943 in fiscal 1994 to a loss of $644,348 in fiscal 1995, as a result of diminished net sales and a lower gross profit margin.

          Other income increased 168% from $186,890 in fiscal 1994 to $688,426 in fiscal 1995, and increased as a percentage of net sales from .4% in fiscal 1994 to 1.7% in fiscal 1995. This increase is primarily due to a gain on sale of equipment to a joint venture corporation, and to a $205,536 gain on the sale of securities.

          VARIABILITY OF QUARTERLY RESULTS AND SEASONALITY

          The Company has historically experienced variability in its net sales and operating margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the facts which influence quarterly trends include (i) seasonal growth in the microcomputer industry and
(ii) vendor scheduled introduction of new products or updates of existing products.

          The Company's net sales in the first quarter of each year have been higher than in its other three quarters. Management believes that historical trends reflect customer buying patterns relating to calendar year-end business purchases and holiday period purchases.

          LIQUIDITY AND CAPITAL RESOURCES

          Prior to May, 1994, the Company had historically financed its growth and cash needs primarily through cash generated from operations and from receivables and inventory-based borrowings. Since then, asset-based financing has been eliminated and replaced with vendor lines of credit.

          Net cash provided by operating activities in 1996 was ($873,509), as compared to $239,606 in 1995, mainly reflecting the Company's purchase of corporate securities in 1996.

          Net cash provided by (used in) investing activities in 1996 was ($958,684), as compared to $366,073 in 1995 and principally reflects the net effect of the following activities: (a) equipment purchased for Dalian Green, $819,315 in 1996 and (b) proceeds from the sale of tire recycling equipment of $3.2 million in 1995.

          Net cash provided by (used in) financing activities in 1996 was $1,528,855, as compared to ($499,934) in fiscal 1995 mainly reflecting the issuance of common shares and the use of a securities margin credit facility. During fiscal 1996, the Company issued common stock in two Regulation S offerings in the aggregate of $762,500 ($290,000 for the Offering completed on July 26, 1996 and $472,500 for the Offering completed on August 22, 1996). Subsequently, the Company issued common stock in a third Regulation S offering completed November 4, 1996 for $230,500. The Company will primarily use Regulation S proceeds to fund its tire recycling projects and for working capital allocations.

          The Company believes that it can fund the growth of its core business with internally generated cash flow, vendor credit lines and asset-based financing. As of September 30, 1996, the Company had made cash contributions to Dalian Green of $1,550,000 and is committed to making an additional contribution of $110,000. The Company, functioning as a technology provider, has made plant machinery and equipment purchases and, subsequently, billed such purchases to Dalian Green at cost plus a commission. The bulk of Dalian Green's contemplated equipment needs has been delivered to date. The outstanding balance as of September 30, 1996 in the amount of $2,871,574 represents part of the gain on sale of scrap tire recycling equipment. For a description of the financing of the Company's investment in Dalian and its role as technology provider, see Note 1 to the Company's Consolidated Financial Statements. The Company has been pursuing various alternatives intended to facilitate its entry into the environmental resources industry. To this end, it will continue to explore the development of new recycling projects and acquisitions along with viable funding schemes.

     NEW ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations.

          EFFECTS OF INFLATION

          The Company believes that inflation has not had a material effect on its net sales and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                       PCC Group, Inc. and Subsidiaries



                                ---------------


              Report on Audited Consolidated Financial Statements

             For the Years Ended September 30, 1994, 1995 and 1996


                                ---------------

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Shareholders of
PCC Group, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of PCC Group, Inc. (a California corporation) and subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. We have also audited the schedule listed in Item 14(a)(2) of this Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of one foreign joint venture, which the Company's investments in and advances to joint venture amounted to $1,920,517 and $2,995,248 as of September 30, 1995 and 1996. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for such joint ventures, is based solely on the reports of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the reports of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCC Group, Inc. and subsidiaries as of September 30, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

         Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                               /s/ BDO Seidman, LLP
                               BDO SEIDMAN, LLP

Los Angeles, California
December 11, 1996

                       PCC GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   =========================================

                                                    September 30,
                                                ----------------------
                             ASSETS                1995        1996
                                                ----------  ----------
CURRENT ASSETS :
 Cash and cash equivalents                      $  811,111  $  507,719
 Securities and other negotiable assets             82,875   1,005,509
 Accounts receivable, less allowances for
   possible losses of $264,000 and $99,000       1,657,608   1,872,497
 Receivable from related parties (Note 6)          891,974     576,282
 Notes receivable - related parties (Note 6)       100,000     100,000
 Income taxes receivable                                 -      18,152
 Inventory, less reserves for obsolescence
   of $341,000 and $371,000                        198,659   1,057,247
 Prepaids and other current assets                  26,505      62,533
                                                ----------  ----------

       TOTAL CURRENT ASSETS                      3,768,732   5,199,939


PROPERTY AND EQUIPMENT, net (Note 2)               270,420     145,303



INVESTMENT IN AND ADVANCES TO
 JOINT VENTURES (Note 1)                         1,920,517   2,995,248



OTHER ASSETS                                        63,570      80,703
                                                ----------  ----------

       TOTAL ASSETS                             $6,023,239  $8,421,193
                                                ==========  ==========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                       PCC GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (CONCLUDED)
                   =========================================


                                                                 September 30,
                                                             -----------------------
                                        LIABILITIES AND
                                     SHAREHOLDERS' EQUITY       1995        1996
                                     --------------------    ----------   ----------
CURRENT LIABILITIES:
 Accounts payable                                            $1,694,603   $2,262,026
 Current portion of long-term debt (Note 5)                       7,809        1,414
 Accrued liabilities                                            424,199      127,498
 Income taxes payable                                            19,337         -
 Securities margin liability                                      7,455      551,455
                                                             ----------   ----------

        TOTAL CURRENT LIABILITIES                             2,153,403    2,942,393

DEFERRED GAIN ON SALE OF EQUIPMENT (Note 1)                     958,733      933,063

LONG-TERM DEBT, less current portion (Note 5)                     1,750         -
                                                             ----------   ----------

                                                              3,113,886    3,875,456
                                                             ----------   ----------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

SHAREHOLDERS' EQUITY (Notes 7 and 8):
 Non-convertible, Cumulative, New Series A preferred
   stock ($1,200,000 liquidation preference) -
   $4.80 stated value, shares authorized, issued
   and outstanding - 250,000                                  1,200,000    1,200,000
 Common stock, $.01 stated value; shares authorized -
   10,000,000; shares issued and outstanding -
   2,285,375 and 2,528,117                                       22,854       25,281
 Contributed capital in excess of stated value                  587,066    1,347,085
 Stock subscribed (Note 7)                                         -         230,500
 Retained earnings                                            1,099,433    1,742,871
                                                             ----------   ----------

       TOTAL SHAREHOLDERS' EQUITY                             2,909,353    4,545,737
                                                             ----------   ----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $6,023,239   $8,421,193
                                                             ==========   ==========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                        PCC GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    =======================================

                                                                Year ended September 30,
                                                        ----------------------------------------
                                                            1994          1995          1996
                                                        -----------  ------------  ------------
NET SALES (Note 6)                                      $51,360,658   $40,473,158   $40,644,767
COST OF SALES (Note 6)                                   48,155,581    38,959,851    38,752,351
                                                        -----------   -----------   -----------
     Gross profit                                         3,205,077     1,513,307     1,892,416

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES (Note 6)                                        3,186,134     2,157,655     1,642,705
                                                        -----------   -----------   -----------

     Income (loss) from operations                           18,943      (644,348)      249,711
                                                        -----------   -----------   -----------

OTHER INCOME (EXPENSE):
 Interest (expense) income, net                            (231,893)       25,788         6,305
 Settlement with insurance companies (Note 4)               638,279             -             -
 Write-down on unimproved land (Note 5)                     (66,000)            -             -
 Gain on sale of equipment to related party (Note 1)              -       426,802       135,000
 Gain (loss) on sale of investments                               -       205,536       (56,684)
 Gain on reversal of accrued liability                            -             -       233,731
 Other - net                                               (153,496)       30,300        78,575
                                                        -----------   -----------   -----------
                                                            186,890       688,426       396,927
                                                        -----------   -----------   -----------

     Income before income taxes                             205,833        44,078       646,638

INCOME TAXES (Note 3)                                        (5,600)      (19,337)       (3,200)
                                                        -----------   -----------   -----------

NET INCOME                                                  200,233        24,741       643,438

     Dividends applicable to preferred stock               (160,000)     (160,000)     (160,000)
                                                        -----------   -----------   -----------

NET INCOME (LOSS) APPLICABLE TO
 COMMON SHARES                                          $    40,233   $  (135,259)  $   483,438
                                                        ===========   ===========   ===========

INCOME PER SHARE:
 Net income                                             $      0.09   $      0.01   $      0.26
 Dividends applicable to preferred stock                      (0.07)        (0.07)  $     (0.06)
                                                        -----------   -----------   -----------

 Net income (loss) applicable to
  common shares                                         $      0.02   $     (0.06)  $      0.20
                                                        ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES AND COMMON EQUIVALENTS                            2,245,101     2,285,375     2,466,816
                                                        ===========   ===========   ===========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                       PCC GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
================================================================================

                                                                               Contributed
                                                                               Capital in
                                   Preferred Stock         Common Stock        Excess of       Stock       Retained
                                 --------------------  ---------------------
                                 Shares     Amount       Shares     Amount    Stated Value  Subscription   Earnings        Total
                                 -------  -----------  ----------  ---------  ------------  ------------  -----------  -------------

BALANCE, October 1, 1993         250,000    1,200,000  2,235,375     22,354        552,566             -      874,459     2,649,379

 Issuance of common stock              -            -     50,000        500         34,500             -            -        35,000

 Net income                            -            -          -          -              -             -      200,233       200,233
                                 -------  -----------  ---------    -------     ----------  ------------   ----------    ----------

BALANCE, September 30, 1994      250,000    1,200,000  2,285,375     22,854        587,066             -    1,074,692     2,884,612

 Net income                            -            -          -          -              -             -       24,741        24,741
                                 -------  -----------  ---------    -------     ----------  ------------   ----------    ----------

BALANCE, September 30, 1995      250,000    1,200,000  2,285,375     22,854        587,066             -    1,099,433     2,909,353

 Issuance of common stock              -            -    248,142      2,481        760,019             -            -       762,500

 Cancellation of common stock          -            -     (5,400)       (54)             -             -            -           (54)


 Stock subscribed                      -            -          -          -              -       230,500            -       230,500

 Net income                            -            -          -          -              -             -      643,438       643,438
                                 -------  -----------  ---------    -------     ----------  ------------   ----------    ----------

BALANCE, September 30, 1996      250,000   $1,200,000  2,528,117    $25,281     $1,347,085      $230,500   $1,742,871    $4,545,737
                                 =======  ===========  =========    =======     ==========  ============   ==========    ==========

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                       PCC GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     =====================================
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                            Year ended September 30,
                                                    -----------------------------------------
                                                        1994          1995          1996
                                                    ------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $   200,233   $    24,741   $    643,438
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation and amortization                      214,546       130,655        124,902
     Provision for bad debts                             30,000       228,000         46,000
     Loss (gain) on sale of fixed assets                    -           1,086         (6,502)
     Write-down on unimproved land                       66,000           -              -
     Gain on sale of equipment                              -        (426,802)      (135,000)
     (Gain) loss on sale of investments                     -        (205,536)        56,684
     Increase (decrease) from changes in:
       Purchases of investments held for trading            -      (3,654,041)   (12,568,358)
       Proceeds on sales of investments
        held for trading                                    -       3,776,702     11,589,040
       Accounts receivable                            1,918,251       (23,036)      (260,889)
       Receivable from related parties                 (501,474)      401,880        315,692
       Insurance company receivable                   1,806,450           -              -
       Income taxes receivable                         (130,000)      130,000        (18,152)
       Inventory                                      2,496,922     1,781,781       (858,588)
       Prepaids and other assets                        351,733        24,763        (53,161)
       Accounts payable and accrued
         liabilities                                 (2,900,357)   (1,969,924)       270,722
       Income taxes payable                                 -          19,337        (19,337)
                                                    -----------   -----------   ------------
         Net cash provided by
          operating activities                        3,552,304       239,606       (873,509)
                                                    -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (8,398)      (20,803)       (72,170)
 Purchase of tire recycling equipment                       -      (2,251,552)      (819,315)
 Proceeds on sale of tire recycling equipment               -       3,200,000        300,000
 Additions to notes receivable -
   related parties                                      (12,659)          -              -
 Proceeds on sale of fixed assets                           -           1,500         11,587
 Principal payments on notes receivable -
   related parties                                       96,000        65,358            -
 Net advances (to) from joint venture                   430,000      (430,000)           -
 Capital contributions/advances to joint venture     (1,250,000)     (198,430)      (378,786)
                                                    -----------   -----------   ------------
         Net cash provided by (used in)
          investing activities                         (745,057)      366,073       (958,684)
                                                    -----------   -----------   ------------

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                       PCC GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                     =====================================
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                               Year ended September 30,
                                         -------------------------------------
                                             1994         1995        1996
                                         ------------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on line of credit               (4,244,311)          -            -
 Net change - restricted cash                380,935           -            -
 Due to related party                        500,000    (500,000)           -
 Proceeds from common stock issuance               -           -      993,000
 Cancellation of common stock                      -           -          (54)
 Change in margin liability                        -       7,455      544,000
 Principal payments on long-term debt        (22,179)     (7,389)      (8,145)
                                         -----------   ---------   ----------
         Net cash provided by (used
          in) financing activities        (3,385,555)   (499,934)   1,528,801
                                         -----------   ---------   ----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       (578,308)    105,745     (303,392)

CASH AND CASH EQUIVALENTS,
 beginning of year                         1,283,674     705,366      811,111
                                         -----------   ---------   ----------

CASH AND CASH EQUIVALENTS,
 end of year                             $   705,366   $ 811,111   $  507,719
                                         ===========   =========   ==========

   Cash paid during the year for:
     Interest                            $   234,693   $   4,758   $    2,700
     Income taxes                        $   141,243   $  15,050   $    3,200


                See accompanying summary of accounting policies and notes to consolidated financial statements.

                       PCC GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONCLUDED)
                     =====================================
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

   During fiscal 1996, the Company sold additional tire-recycling equipment to a related party (Note 1). As a result, the following non-cash transaction occurred:

   Increase (decrease) in assets and (increase) decrease in liabilities from:

     Sale of equipment:
       Receivable from sale of equipment                      $1,062,270
       Non-cash portion of intercompany profit elimination      (133,625)
       Deferred gain on sale of equipment                       (109,330)

   During fiscal 1995, the Company sold tire-recycling equipment to a related party (Note 1). In addition, the Company defaulted on a note payable and the creditor has commenced foreclosure proceedings on the property (Note 5). As a result, the following non-cash transactions occurred:

   Increase (decrease) in assets and (increase) decrease in liabilities from:

     Sale of equipment:
       Receivable from sale of equipment                        $ 2,130,518
       Non-cash portion of intercompany profit elimination       (1,171,785)
       Deferred gain on sale of equipment                          (958,733)

     Default on note payable and foreclosure on land:
       Unimproved land                                          $  (384,000)
       Current portion of long-term debt                            350,000
       Accrued liabilities                                           34,000

   During fiscal 1994, the Company issued 50,000 shares of stock in exchange for the rights to use recycling technology in its joint venture (Note 1).

                See accompanying summary of accounting policies and notes to consolidated financial statements.

                       PCC GROUP, INC. AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES
                      ==================================


ORGANIZATION

          PCC Group, Inc., a California corporation, and subsidiaries (the "Company") are primarily engaged in the business of distributing microcomputer components. The Company has also entered into a new venture to focus on the development and commercialization of certain environment-related products which will be marketed principally in the Pacific Rim markets. See Note 1. The Company is located in California and has two wholly-owned subsidiaries. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

          The Company grants uncollateralized credit to its customers who are located in various geographical areas. The Company maintains its cash accounts in high-quality financial institutions. At September 30, 1995 and 1996, the Company had bank balances, including cash, cash equivalents and short-term investments, of approximately $811,111 and $507,719, which exceeded federally insured limits.

INVENTORIES

          Inventories consist principally of microcomputer component parts and are stated at the lower of weighted average cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

          Property and equipment are stated cost. Depreciation and amortization are computed using the straight-line method over an estimated useful life of five years.

          Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

INVESTMENT IN JOINT VENTURE

          The investment in joint venture is accounted for on the equity method of accounting. This investment has not been consolidated into these financial statements due to significant doubt about the Company's ability to control the joint venture since the tire recycling plant is in China and is subject to close government supervision.

REVENUE RECOGNITION

          The Company recognizes revenue when the risk of loss for the product sold passes to the customer which is generally when goods are shipped.

                       PCC GROUP, INC. AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES
                                  (CONTINUED)
                       =================================


INCOME TAXES

          Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

CASH AND CASH EQUIVALENTS

          For purposes of these statements, cash equivalents include investments with original maturities of three months or less.

INCOME PER COMMON SHARE

          Income per common share has been determined by dividing net earnings (after deducting annual cumulative preferred stock dividends for the respective fiscal year; $160,000, $160,000 and $160,000 for the years ended September 30, 1994, 1995 and 1996) by the weighted average number of common and common equivalent shares outstanding. Weighted average shares are computed using the treasury stock method, under which common equivalent shares include exercisable stock options reduced by the number of shares which could be purchased from the proceeds. Stock options are not included for the 1995 calculation since their effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of financial instruments including cash and cash equivalents, investments, receivables, and payables approximate their fair value due to the relatively short maturity of these instruments.

INVESTMENTS

          Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" expands the use of fair value accounting but retains the use of amortized cost for those debt securities where there is a positive intent and ability to hold such debt securities to maturity. At acquisition, the Company is required to classify its investments in debt and equity securities into three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity investments are valued at amortized cost. Available-for-sale investments are valued at fair value with net unrealized gains or losses shown as a separate component of shareholders' equity until realized. Trading investments are also valued at fair value but net unrealized gains or losses are included in earnings. The Company has classified its investments in debt and equity securities into the trading category. The Company had gains and (losses) of $0, $205,536 and $(56,684) for the years ended September 30, 1994, 1995 and 1996.

                       PCC GROUP, INC. AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES
                                  (CONCLUDED)
                      ==================================


ACCOUNTING ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

          Certain reclassifications have been made to conform the prior year's amounts to the current year's presentation.


NEW ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

          Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Statements of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive applications is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

                       PCC GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ==========================================


NOTE 1 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES

DALIAN GREEN RESOURCES JOINT VENTURE

          The Company entered into a joint venture agreement ("Agreement") with a corporation in Dalian, China, to build a facility which recycle tires by utilizing innovative technology and converts the tires into saleable solids, liquids and gases. This facility is expected to be completed in early 1997. Under the Agreement, the Company has agreed to purchase up to 55% of the equity of Dalian Green Resources Corporation ("DGR") for $1,660,000 and the contribution by the Company of tire recycling technology. Through September 30, 1996, the joint venture had no operations and the Company had contributed tire recycling technology and made cash equity contributions of $1,550,000. Under the terms of the Agreement, the owners of DGR will share in the profits of the venture according to their relative equity ownership. During the years ended September 30, 1995 and 1996, the Company made equity contributions of $300,000 and $378,786. The Company is required to make an equity contribution amounting to $110,000 in fiscal 1997.

          The Company entered into a licensing agreement with an inventor of tire recycling technology to utilize his recycling process. Under the terms of the licensing agreement, the Company has the exclusive right to use this technology in seven Pacific Rim countries, including China. In return, the Company issued 50,000 shares of the Company's unregistered stock valued at $35,000 and will issue an additional 50,000 shares of stock when the tire recycling plant is operational. The Company has also agreed to repurchase these shares for $3.00 per share, after the DGR plant is completed if the stock can not be sold to unrelated parties for at least that price. In addition, the inventor will receive an annual payment of 20% of the Company's share of the net profits from the venture. The Company has guaranteed that this annual payment to the inventor will not be less than $100,000. In addition, the inventor has the option, at all times for the duration of the agreement, to purchase unregistered common shares of the Company at one-third of its market value at the time of purchase.

          The Company also entered into an agreement with DGR to purchase equipment on DGR's behalf for the tire recycling plant. The Company acquired
and resold this equipment to DGR during fiscal 1995 and 1996.   The Company
recognized gain on the sale to the extent of their nonownership interest (45%) in DGR and cash received from DGR. A gain of $426,802 and $135,000 were recognized during the years ended September 30, 1995 and 1996 (see Note 6). The Company had a receivable of $2,130,517 and $2,871,574 due from DGR as of September 30, 1995 and 1996 which is included in the investment in and advances to joint venture balance.

                       PCC GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                  ==========================================

NOTE 1 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES (Continued)


          Summarized financial data of DGR consists of:

                                                 September 30,
                                          ---------------------------
                                             1995             1996
                                          ----------       ----------
     Current assets                       $  486,000      $   650,000
     Non-current assets                    9,106,000       11,862,000
     Total assets                          9,592,000       12,512,000

     Current liabilities                   3,349,000        3,934,000
     Non-current liabilities               3,085,000        5,113,000
     Equity                                3,158,000        3,465,000

To date, there have been no operations at DGR.

HAINAN JOINT VENTURE

On April 23, 1996, the Company entered into a new joint venture with the Hainan Shenhai Energy Resources and Chemical Industry Co. Ltd., China Hainan Yung Tzuo Enterprise Co., and DGR for construction and operation of a second tire recycling plant in China. Capital contributions have yet to be made by any partners. The Company will have a 40% interest and will provide the technology and equipment worth $1.375 million along with an equity contribution of $825,000.

NOTE 2 - PROPERTY AND EQUIPMENT

          Property and equipment consists of:

                                                     1995        1996
                                                  ---------   ---------
     Furniture, fixtures and equipment            $ 805,355   $ 810,225
     Vehicles                                        52,820      35,872
     Leasehold improvements                           6,900       6,900
                                                  ---------   ---------
                                                    865,075     852,997
     Accumulated depreciation and amortization     (594,655)   (707,694)
                                                  ---------   ---------
         Property and equipment, net              $ 270,420   $ 145,303
                                                  =========   =========

NOTE 3 - INCOME TAXES

   Income taxes are as follows:


                                                 1994        1995        1996
                                              ---------   ---------   ---------
   Current
     Federal                                  $  68,000   $  68,340   $ 234,672
     Utilization of loss carryforwards          (68,000)    (68,340)   (234,672)
     State                                        5,600      19,377       3,200
                                              ---------   ---------   ---------
                                              $   5,600   $  19,377   $   3,200
                                              =========   =========   =========

                       PCC GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                  ==========================================


NOTE 3 - INCOME TAXES (Continued)

          The components of the net deferred tax asset and liability are as follows:

                                                      1995          1996
                                                  ------------  ------------
    Deferred tax asset                            $ 1,417,781   $ 1,238,308
    Deferred tax liability                            (43,600)      (98,428)
    Valuation allowance                            (1,374,181)   (1,139,881)
                                                  -----------   -----------
                                                  $      -      $      -
                                                  ===========   ===========

          The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax asset and liability, and their approximate tax effects, are as follows:

                                                    Year ended September 30,
                                                   --------------------------
                                                       1995          1996
                                                   ------------  ------------
    Writedown of software                          $    21,895   $      -
    Excess tax depreciation over book                  (43,600)      (45,507)
    Inventory and bad debt reserves                    262,072       203,222
    Accrued vacation                                     4,673         2,814
    State taxes                                          6,575         1,088
    Installment sales                                     -          (52,248)
    Other                                                 -            3,008
    Net operating loss carryforwards                 1,122,566     1,027,504
    Valuation allowance                             (1,374,181)   (1,139,881)
                                                   -----------   -----------
                                                   $      -      $      -
                                                   ===========   ===========

          Management is unable to determine whether the realization of the net deferred tax asset is more likely than not and a 100% valuation allowance has been established.

          The difference between the effective tax rate and that computed under the federal statutory rate is as follows:

                                                       1994   1995   1996
                                                       -----  -----  -----

    Federal statutory rate                               34%    34%    34%
    Change in valuation allowance                        (3)    (9)   (19)
    Net operating loss carryforwards                    (34)   (34)   (15)
    State taxes                                           3      9      -
                                                       ----   ----   ----

                                                          -%     -%     -%
                                                       ====   ====   ====

                       PCC GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                  ==========================================


NOTE 3 - INCOME TAXES (Continued)

          As of September 30, 1996, for federal income tax purposes, the Company had approximately $3.0 million in net operating loss carryforwards expiring through 2002. The annual utilization of the operating loss carryforward may be significantly limited due to the adverse resolution, if any, with respect to the loss carryover provisions of Internal Revenue Code section 382 in connection with the acquisition of WMD and subsequent stock ownership changes by the Company.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

    COMMITMENTS

          The Company leases a building and equipment under noncancelable operating leases expiring at various dates through 2001. Future minimum rental payments required under operating leases that have an initial or a remaining noncancelable lease term in excess of one year at September 30, 1996 are as follows:

         Year ending
        September 30,
        -------------
             1997                       $116,000
             1998                         48,000
             1999                         27,000
             2000                          9,000
             2001                          9,000
                                        --------
               Total                    $209,000
                                        ========

          Rental expense for the years ended September 30, 1994, 1995 and 1996 was approximately $259,000, $146,000 and $148,000.

    ECONOMIC DEPENDENCY

          A majority of the Company's fiscal 1994, 1995, and 1996 sales were derived from products supplied by one vendor. While the Company believes that alternative sources of supply exist, the loss of the right to distribute products from this vendor might materially and adversely impact its operations.

    LAWSUITS

          The Company is, from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position of the Company.

          During fiscal 1994, the Company received a settlement of $2,445,000 from insurance companies relating to a robbery claim, including $638,000, representing the business interruption portion of the claim, and is reported as other income in the accompanying consolidated statements of income.

                       PCC GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                  ==========================================


NOTE 5 - LONG-TERM DEBT

          Long-term debt consists of:


                                          1995        1996
                                        -------     -------
    Notes payable - other               $ 9,559     $ 1,414

    Current portion                      (7,809)     (1,414)
                                        -------     -------
                                        $ 1,750     $  -
                                        =======     =======

          During fiscal 1995, the Company defaulted on a $350,000 mortgage on land held for investment purposes by not paying required principal and interest payments. During fiscal 1994 the value of the land was written down to the carrying value of the mortgage.

NOTE 6 - RELATED-PARTY TRANSACTIONS

          The Company conducts business with certain companies that are owned wholly or in part by certain shareholders of the Company. On the accompanying consolidated balance sheets, receivables from related parties consist of trade accounts receivable of $891,974 and $576,282 as of September 30, 1995 and 1996. During fiscal 1996, the Company utilized the services of one of its related parties based in China to help assist in the assembly and maintenance of equipment which was sold to DGR. A consulting fee of $300,000 was charged against the 1996 sale of equipment to DGR (see Note 1) for the services of this related party.

          Included in the accompanying consolidated statements of income are sales to related parties of $4,812,224, $4,221,767 and $3,640,732 for the years ended September 30, 1994, 1995, and 1996 and purchases from related parties of $103,844 and $49,880 for the years ended September 30, 1994 and 1995. No purchases from related parties were made for the year ended September 30, 1996.

          During 1992, the Company sold its 51% interest in an apparel company to a related shareholder for $408,000, which consisted of $204,000 in cash and a note receivable in the amount of $204,000. In connection with the sale, the Company entered into a management agreement to provide certain management, accounting and administrative support services to this corporation. The note receivable, which is collateralized by the shares of this corporation, bears interest at 8% per annum with the principal balance and any unpaid accrued interest due June 30, 1997. As of September 30, 1995 and 1996, the outstanding balance on this note receivable was $100,000.

                       PCC GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                  ==========================================


NOTE 7 - PREFERRED AND COMMON STOCK

          During the year ended September 30, 1992, the Company's articles of incorporation were amended and a $15,000,000 note was cancelled in exchange for 250,000 shares of Series A non-voting, non-convertible preferred stock. The preferred stock accumulated dividends at the rate of $1 per share per year and is redeemable, at the Company's option, for $60 per share. No dividends were declared by the Company during fiscal 1992. The preferred stock was given a $15,000,000 ($60 per share) liquidation preference value.

          On December 31, 1992, in order to more accurately reflect the financial condition of the Company and to provide a more appealing situation to potential equity investors, the Company issued 250,000 shares of a new series of preferred stock, designated New Series A preferred stock in exchange for the 250,000 shares of outstanding Series A preferred stock. The non-voting, non-convertible New Series A preferred stock accumulates dividends at the rate of $0.64 per share per year. No dividends were declared during fiscal 1994, 1995 or 1996.

          The New Series A preferred stock was given a liquidation preference value and a redemption price of $4.80 per share ($1,200,000 total liquidation preference) plus cumulative unpaid dividends which totalled $600,000 at September 30, 1996. The New Series A preferred stock is redeemable, at the Company's option, at any time.

          During fiscal year 1996, the Company had three private placement offerings. For the first two private placement offerings, 248,142 shares were issued at approximately $3.40 a share. Net proceeds received were $762,500 and expenses associated with the offerings were $80,000 which was charged to contributed capital in excess of par. As of September 30, 1996, no stock was issued for the third private placement offering. Accordingly, the net proceeds of $230,500 from the third private placement are reflected on the financial statements as Stock Subscriptions. In November 1996, 51,222 shares were issued for the third private placement offering.

NOTE 8 - EMPLOYEE BENEFIT PLANS

    1992 OPTION PLAN

          The 1992 Incentive Stock Option Plan (the "1992 Option Plan") authorizes the granting of options to purchase up to an aggregate maximum of 500,000 shares of common stock, with an exercise price at least equal to the fair market value of the shares at the date of grant, to designated employees and executive officers of the Company. Each option is exercisable over a period of up to 10 years in full or in cumulative or noncumulative installments, and each option is exercisable from the date of grant or any later date specified therein, all as determined by the Compensation Committee of the Board of Directors. The 1992 Option Plan terminates in the year 2002.

                       PCC GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONCLUDED)
                  ==========================================


          The Company granted 300,000 and 95,000 options to officers and key employees during fiscal 1995 and 1996. These options were fully vested on the date of grant and were granted at 100-110% of the market price of the Company's Common Stock on the date of grant. The options are immediately exercisable and expire five to six years from the date of grant.

          Additional information with respect to options issued under this plan is as follows:

                                     Number of       Option Price
                                                -----------------------
                                      Shares      Per Share     Total
                                     ---------  -------------  --------
Outstanding at October 1, 1994            -           -            -
Granted                                300,000  $1.25 - 1.375  $384,088
                                       -------                 --------

Outstanding at September 30, 1995      300,000                 $384,088
Granted                                 55,000      $1.50        82,500
Granted                                 20,000      $2.00        40,000
Granted                                 20,000      $3.50        70,000
                                       -------                 --------

Outstanding at September 30, 1996      395,000  $1.25 - $3.50  $576,588
                                       =======                 ========

    1992 STOCK BONUS PLAN

          The PCC Group, Inc. 1992 Stock Bonus Plan (the "Plan") provides for the issuance of up to 200,000 shares of common stock to designated employees and executive officers of the Company. No shares have been granted to date.

                       PCC GROUP, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
             =====================================================

                                      Amount
                          Beginning   charged                 Ending
Description                balance   to expense  Deductions  balance
------------------------  ---------  ----------  ----------  --------

Allowance for doubtful
 accounts:

 Fiscal 1994               $245,000    $ 30,000    $179,000  $ 96,000

 Fiscal 1995               $ 96,000    $228,000    $ 60,000  $264,000

 Fiscal 1996               $264,000    $ 46,000    $211,000  $ 99,000

Reserve for inventory
 obsolescence:

 Fiscal 1994               $163,000    $ 75,000    $ 54,000  $184,000

 Fiscal 1995               $184,000    $157,000    $   -     $341,000

 Fiscal 1996               $341,000    $ 30,000    $   -     $371,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

        Information required by this item is contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders scheduled to be held on February 14, 1997, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        Information required by this item is contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders scheduled to be held on February 14, 1997, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information required by this item is contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders scheduled to be held on February 14, 1997, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders scheduled to be held on February 14, 1997, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)(1)  Financial Statements.
                --------------------

                The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this report.

                                                                         Page(s)
                                                                         -------
                Report of Independent Certified Public Accountants          9
                Consolidated Balance Sheets as of
                 September 30, 1995 and 1996                              10-11
                Consolidated Statements of Income for the
                 years ended September 30, 1994, 1995 and 1996             12
                Consolidated Statements of Shareholders' Equity
                 (Deficit) for the years ended September 30,
                 1994, 1995 and 1996                                       13
                Consolidated Statements for Cash Flows for the
                 years ended September 30, 1994, 1995 and 1996            14-16
                Summary of Accounting Policies                            17-19
                Notes to Consolidated Financial Statements                20-26

        (a)(2)  Schedules to Financial Statements.
                ---------------------------------

                Schedule II    - Valuation and Qualifying Accounts         27

        (b)     Reports on Form 8-K.
                -------------------

                No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1996.

        (c)     Exhibits.
                --------

                The following exhibits are filed as part of this report:

3.1.1 Articles of Incorporation of Western Micro Distributors, Inc. dated February 24, 1983, and filed on February 28, 1983. (1)

3.1.2 Certificate of Amendment of Articles of Incorporation of Western Micro Distributors, Inc. dated August 9, 1983, and filed on August 30, 1983.
        (2)

3.1.3 Certificate of Amendment of Articles of Western Micro Distributors, Inc. dated September 23, 1983, and filed on September 28, 1983. (1)

3.1.4 Certificate of Amendment of Articles of Incorporation of Western Micro Distributors, Inc. dated October 3, 1983, and filed on October 6, 1983.
        (1)

3.1.5 Certificate of Amendment of Articles of Incorporation of Western Micro Distributors, Inc. dated March 24, 1984, and filed on April 5, 1984. (1)

3.1.6 Certificate of Amendment of Articles of Incorporation of WMD Micro Distributors, Inc. filed on November 2, 1984. (1)

3.1.7 Certificate of Correction of Certificate of Amendment of WMD Micro Distributors, Inc. filed on approximately November 21, 1984. (1)

3.1.8 Certificate of Amendment of Articles of Incorporation of WMD Micro Distributors, Inc. dated September 29, 1989 and filed on October 3, 1989. (1)

3.1.9 Agreement of Merger between WMD Micro Distributors, Inc. and the Company dated September 30, 1989 and filed October 25, 1989. (1)

3.1.10 Certificate of Determination of Rights, Privileges and Restrictions of Series A Preferred Stock of PCC Group, Inc. dated July 13, 1990 and filed July 16, 1990. (2)

3.1.11 Certificate of Amendment of Certificate of Determination of PCC Group, Inc. dated February 14, 1992 and filed March 19, 1992. (2)

3.1.12 Certificate of Amendment of Articles of Incorporation of PCC Group, Inc. dated February 14, 1992 and filed March 19, 1992. (2)

3.2.1   Bylaws of WMD Micro Distributors, Inc. dated March 15, 1983 (1).

3.2.2   Amendment to Bylaws of WMD Micro Distributors, Inc. dated March 24, 1984
        (1).

4.1     Specimen of the Company's Common Stock Certificate. (1)

4.2     Specimen of the Company's Series A Preferred Stock Certificate. (2)

10.1.1 Standard Industrial/Commercial Single-Tenant-Lease-Gross, dated May 2, 1994 between Robert C. Chiu and Cindy C. Chiu and the Company. (4)

10.1.2 Extension of Standard Industrial/Commercial Single-Tenant-Lease-Gross dated May 31, 1996.

10.3.1  The Company's Employee Stock Bonus Plan ("ESOP") dated October 1, 1988.
        (2)+

10.3.2  The Company's Incentive Stock Option Plan dated December 15, 1992. (2)+

10.3.3  The Company's Stock Bonus Plan dated December 15, 1992. (2)+

10.3.4 The Company's request dated September 29, 1995 for determination letter from the Internal Revenue Service for termination of the Company's ESOP.
        (5)+

10.3.5 Internal Revenue Service letter of November 14, 1996 providing favorable determination of termination of the Company's ESOP.+

10.4.1 Dalian Green Resources Corporation Contract dated August 27, 1993 between China Dalian Materials Development Corporation and the Company.
        (3)

10.4.2 Agreement dated March 25, 1994 between the Company and Virgil Flanigan regarding recycling technology together with related documents. (5)

10.5 Joint Venture Agreement dated March 6, 1996 by and between, among others, the Company and Hainan Shenhai Group.

21      List of Subsidiaries.

27      Financial Data Schedule

______________________

(1) Previously filed in the Exhibits to the Company's Annual Report on Form 10-K dated September 30, 1989 and hereby incorporated herein by reference.

(2) Previously filed in the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 and hereby incorporated herein by reference.

(3) Previously filed in the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and hereby incorporated herein by reference.

(4) Previously filed in the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and hereby incorporated herein by reference.

(5) Previously filed in the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and hereby incorporated herein by reference.

+       Management contract, compensatory plan or arrangement.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PCC GROUP, INC.

Date:  December 20, 1996                 By:/s/Jack Wen
                                            ---------------------------------
                                            Jack Wen
                                            Chairman of the Board, Chief
                                            Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 20, 1996                 /s/Jack Wen
                                         ------------------------------------
                                         Jack Wen, Chairman of the Board,
                                         Chief Executive Officer and President


Date:  December 20, 1996                 /s/J. Lauro Valdovinos
                                         ------------------------------------
                                         J. Lauro Valdovinos, Vice President -
                                         Finance and Chief Financial Officer
                                         (Principal Financial and Principal
                                         Accounting Officer)


Date:  December 20, 1996                 /s/Gary Blum
                                         ------------------------------------
                                         Gary Blum, Director


Date:  December 20, 1996                 /s/Leon C. Lai
                                         ------------------------------------
                                         Leon C. Lai, Director


Date:  December 20, 1996                 /s/George Rodda, Jr.
                                         ------------------------------------
                                         George Rodda, Jr., Director

                                 EXHIBIT INDEX

                                                                       Included
Exhibit No.  Description                                               in Filing
-----------  -----------                                               ---------

3.1.1 Articles of Incorporation of Western Micro Distributors, Inc. dated February 24, 1983, and filed on February 28, 1983. (1)

3.1.2 Certificate of Amendment of Articles of Incorporation of Western Micro Distributors, Inc. dated August 9, 1983, and filed on August 30, 1983. (2)

3.1.3 Certificate of Amendment of Articles of Western Micro Distributors, Inc. dated September 23, 1983, and filed on September 28, 1983. (1)

3.1.4 Certificate of Amendment of Articles of Incorporation of Western Micro Distributors, Inc. dated October 3, 1983, and filed on October 6, 1983. (1)

3.1.5 Certificate of Amendment of Articles of Incorporation of Western Micro Distributors, Inc. dated March 24, 1984, and filed on April 5, 1984. (1)

3.1.6 Certificate of Amendment of Articles of Incorporation of WMD Micro Distributors, Inc. filed on November 2, 1984.
             (1)

3.1.7 Certificate of Correction of Certificate of Amendment of WMD Micro Distributors, Inc. filed on approximately
             November 21, 1984. (1)

3.1.8 Certificate of Amendment of Articles of Incorporation of WMD Micro Distributors, Inc. dated September 29, 1989 and filed on October 3, 1989. (1)

3.1.9        Agreement of Merger between WMD Micro Distributors, Inc.
             and the Company dated September 30, 1989 and filed
             October 25, 1989. (1)

3.1.10 Certificate of Determination of Rights, Privileges and Restrictions of Series A Preferred Stock of PCC Group, Inc. dated July 13, 1990 and filed July 16, 1990. (2)

3.1.11 Certificate of Amendment of Certificate of Determination of PCC Group, Inc. dated February 14, 1992 and filed
             March 19, 1992. (2)

3.1.12 Certificate of Amendment of Articles of Incorporation of PCC Group, Inc. dated February 14, 1992 and filed March 19, 1992. (2)

3.2.1        Bylaws of WMD Micro Distributors, Inc. dated March 15, 1983 (1).

3.2.2        Amendment to Bylaws of WMD Micro Distributors, Inc.
             dated March 24, 1984 (1).

4.1          Specimen of the Company's Common Stock Certificate. (1)

4.2          Specimen of the Company's Series A Preferred Stock Certificate. (2)

10.1.1 Standard Industrial/Commercial Single-Tenant-Lease-Gross, dated May 2, 1994 between Robert C. Chiu and Cindy C. Chiu and the Company. (4)

10.1.2       Extension of Standard Industrial/Commercial Single-
             Tenant-Lease-Gross dated May 31, 1996.

                                                                        Included
Exhibit No.  Description                                               in Filing
-----------  -----------                                               ---------

10.3.1 The Company's Employee Stock Bonus Plan ("ESOP") dated October 1, 1988. (2)+

10.3.2       The Company's Incentive Stock Option Plan dated December
             15, 1992. (2)+

10.3.3       The Company's Stock Bonus Plan dated December 15, 1992.
             (2)+

10.3.4 The Company's request dated September 29, 1995 for determination letter from the Internal Revenue Service for termination of the Company's ESOP. (5)+

10.3.5       Internal Revenue Service letter of November 14, 1996           *
             providing favorable determination of termination of the Company's ESOP.+

10.4.1 Dalian Green Resources Corporation Contract dated August 27, 1993 between China Dalian Materials Development
             Corporation and  the Company. (3)

10.4.2 Agreement dated March 25, 1994 between the Company and Virgil Flanigan regarding recycling technology together with related documents. (5)

10.5         Joint Venture Agreement dated March 6, 1996 by and             *
             between, among others, the Company and Hainan Shenhai Group.

21           List of Subsidiaries.                                          *

27           Financial Data Schedule.                                       *

______________________

(1) Previously filed in the Exhibits to the Company's Annual Report on Form 10-K dated September 30, 1989 and hereby incorporated herein by reference.

(2) Previously filed in the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 and hereby incorporated herein by reference.

(3) Previously filed in the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and hereby incorporated herein by reference.

(4) Previously filed in the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and hereby incorporated herein by reference.

(5) Previously filed in the Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and hereby incorporated herein by reference.

+    Management contract, compensatory plan or arrangement.