Form 10-Q
period 1996-12-31
PCC GROUP INC
filed 1997-02-14
CIK 756972

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended 				      Commission  File
December 31, 1996             	  Number: 0-13280




                            PCC GROUP, INC.
              (Exact name of registrant as specified in its charter)


      California                   95-3815164
State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)		       	Identification No.)


163 University Parkway                         91768
Pomona, California			               (Zip Code)
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


                   Yes  x                   No.___

As of December 31, 1996, the registrant had outstanding 2,579,339 shares of its Common Stock, $.01 par value per share.

ITEM 1.  FINANCIAL STATEMENTS


                       PCC GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                In thousands
                                 (Unaudited)

                                                    December 31, September 30,
ASSETS                                                 1996         1996
                                                   ---------------------------
CURRENT ASSETS:
Cash and cash equivalents                               $1,176         $  508
Securities and other negotiable assets                     802          1,006
Accounts receivable, less allowances for
  possible losses of $128,553 and $264,000               2,227          1,872
Receivable from related parties                            790            576
Notes receivable - related parties                         100            100
Income tax receivable                                       18             18
Inventory, less reserves for
  obsolescence of $301,000 and $371,000                  1,634          1,057
Prepaids and other current assets                          197             63
                                                      -----------------------
   TOTAL CURRENT ASSETS                                  6,944          5,200

PROPERTY AND EQUIPMENT, Net                                108            145

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                                         2,997          2,995

OTHER ASSETS                                                11             81
                                                       ----------------------
  TOTAL ASSETS                                         $10,060         $8,421
                                                       ======================

The accompanying notes are an integral part of these consolidated financial statements.

                         PCC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 In thousands
                             (Unaudited)   (Concluded)

LIABILITIES AND                                    December 31,  September 30,
SHAREHOLDERS' EQUITY                                    1996           1996
                                                   ---------------------------
CURRENT LIABILITIES:
Accounts payable                                       $3,957          $2,262
Current portion of long term debt                           1               1
Accrued liabilities                                       103             128
Income taxes payable                                       12
Securities margin liability                               417             551
                                                   --------------------------
  TOTAL CURRENT LIABILITIES                             4,490           2,942

DEFERRED GAIN ON SALE OF EQUIPMENT                        933             933

                                                        5,423           3,875
SHAREHOLDERS' EQUITY
Non-convertible, Cumulative, New Series A
preferred stock ($1,200,000 liquidation
preference) - $4.80 stated value,shares
authorized,issued and outstanding - 250,000             1,200           1,200
Common stock, $.01 stated value; shares authorized
10,000,000; shares issued and outstanding
2,579,339 and 2,528,117                                    26              25
Contributed capital in excess of stated value           1,556           1,347
Stock subscribed                                                          231
Retained earnings                                       1,855           1,743
                                                     ------------------------
   TOTAL SHAREHOLDERS' EQUITY                           4,637           4,546

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $10,060          $8,421
                                                     ========================

The accompanying notes are an integral part of these consolidated financial statements.

                        PCC GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       In thousands, except per share data
                                 (Unaudited)

                                                     Three Months Ended
                                                         December 31,
                                                       1996        1995
                                                     -------------------
Net sales                                             $13,679    $12,572

Cost of sales                                          13,027     11,935
                                                      ------------------
   Gross profit                                           652        637

Selling, general and administrative
  expenses                                                457        458
                                                       -----------------
Income from operations                                    195        179

Other income (expenses)                                   -71        -12
                                                       -----------------
Net income before income taxes                            124        167

Income taxes                                               12         17
                                                       -----------------
Net income                                               $112       $150
                                                       =================

Income per share
  Net income                                             0.04      0.07
  Dividends applicable to preferred stock                0.02      0.02
                                                        -----      ----
  Net income applicable to common shares                $0.02     $0.05

Average weighted number of shares                    2,553,728  2,466,816

The accompanying notes are an integral part of these consolidated financial statements.

                     PCC GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        In thousands, (Unaudited)


                                                       Three Months Ended
                                                           December 31,
                                                           1996      1995
                                                       ------------------
NET CASH PROVIDED (USED) BY
Net income                                                 $112       $150
Depreciation and amortization                                39         42
Provision for bad debts                                      30         30
Increase (decrease) from changes in:
  Investments in securities                                 204       -171
  Accounts receivable                                      -355       -463
  Receivables from related parties                         -214         19
  Inventory                                                -577       -567
  Prepaids and other assets                                 -98       -276
  Accounts payable and accrued liabilities                1,670      1,730
  Income tax payable                                         12         17
                                                        ------------------
  Net cash provided by (used in)
  operating activities                                      823        511

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of company stock                                 -21
  Regulation S stock subscription                          -231
  Capital contribution - joint venture                                -300
                                                         -----------------
  Net cash provided by (used in)
  investing activities)                                    -252       -300

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                       231
  Change in margin liability                               -134
                                                          ----------------
  Net cash provided by (used in)
  financing activities                                       97

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                            668        211

CASH AND CASH EQUIVALENTS,
beginning of year                                           508        811
                                                         -----------------
CASH AND CASH EQUIVALENTS,
end of quarter                                           $1,176     $1,022
                                                         =================
Cash paid during the year for:
Interest                                                      8          0
Income taxes                                                  0          0

The accompanying notes are an integral part of these consolidated financial statements.

                           PCC GROUP,  INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)




PCC Group, Inc. ("PCCG" or the "Company")is principally a wholesale distributor of microcomputer products. The Company serves a select client base which includes Value Added Resellers ("VAR's"), system integrators and dealers. Since 1993, PCCG begun to establish an environmental resources division. In connection therewith, the Company is in the process of completing its first scrap tire recycling plant located in Dalian, Peoples Republic of China. This facility will be operated by Dalian Green Resources Corporation ("Dalian Green"), a joint venture in which the Company holds fifty-five perecent interest and China Dalian Materials Development
Corporation, a Chinese entity, holds a forty-five percent interest.   Using
proprietary technology the plant will recycle scrap tires into industrial products such as carbon black, fuel oil, scrap steel and synthetic gas. The Company's corporate office and warehouse is located in Pomona, California.

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

Note 2 -  Income Taxes

As of September 30, 1996, for federal income tax purposes, the Company had approximately $3 million in net operating loss carryforwards expiring through 2002. The annual utilization of the operating loss carryforward may be significantly limited due to the adverse resolution, if any, with respect to the loss carryover provisions of Internal Revenue Code section 382 in connection with certain stock issuances by the Company.

Note 3 - Regulation S Offering

During the three month ended on December 31, 1996, the Company issued a Regulation S Offering for the purpose of completing the Company's tire recycling plant and for general corporate purposes. The Offering Circular consisted of 51,222 common stock valued at $5.00 per share raised. This offering raised $230,500, net of placement fees.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended December 31, 1996, as Compared to the Three Months Ended December 31, 1995

Net Sales increased 8.9% to $13.6 million in the first quarter of fiscal 1996 compared to $12.6 million in the same fiscal 1995 period. The Company believes that this increase in net sales was due to the combined effects, on volume, due to an increase in hard disk sales and new peripheral product offerings (monitors and modems), and, on pricing, of continued competitive pricing.

Gross profit increased 2.4% from $637,000 in the first quarter of 1995 to $652,000 in the comparable fiscal 1996 quarter, reflecting both an increase in quarterly unit sales and slightly lower profit margins. Gross profit as a percentage of net sales decreased from 5.1% in the first quarter of 1995 to 4.8% in the first quarter of 1996, mainly due to competitive pricing within the computer parts distribution business.

Selling, general and administrative expenses remained unchanged in dollar terms and slightly decreased from 3.6% in the first quarter of fiscal 1995 to 3.3% in the comparable fiscal 1996 period. Strict inventory and cost controls kept expenses in line with prior year's levels.

Income from operations increased from $179,000 in the first quarter of fiscal 1995 to $195,000 in the first quarter of 1996. As a percentage of net sales, operating income remained unchanged at 1.4% as a result of offsetting gross profit and selling, general and administrative variances.

Other expenses increased six fold from $12,000 in 1995 to $71,000 in 1996. This increase was mainly attributable to securities margin interest costs.

Provision for income taxes decreased to $12,000 for the first quarter of 1996 in comparison to $17,000 for the comparable fiscal 1995 period. The income tax provision for the quarter only reflects an accrual for state income taxes, since the Company benefited from the application of net operating loss carryforwards from prior years.

Net income decreased 25.3% to $112,000, or $0.04 per in the first quarter of fiscal 1996 compared to $150,000, or $0.07 per share for the same fiscal 1995 quarter.

Liquidity and Capital Resources

Net cash provided by operating activities during the three months ended on December 31, 1996 was $823,000 as compared to $511,000 in the comparable prior year quarter. Cash provided by investments in securities in the amount of $204,00 largely substantiates the differences between quarterly periods.

Net cash provided by (used in) investing activities in 1996 was ($252,000), as compared to ($300,000) in 1995 principally reflects the net effects of the following activities: In 1996, the purchase of company stock along with a Regulation S offering and; In 1995, a $300,000 equity contribution to Dalain Green.

Net cash provided by (used in) in 1996 was $97,000 in comparison to nil activity in 1995 mainly reflects the issuance of common shares and the use of a securities margin facility.

Since May 1994, the Company has primarily operated with internally generated cash flow and vendor lines of credit. The Company plans to fund the growth of its distribution business with internally generated funds, vendor credit lines and prospective asset-based financing. The Company intends to seek an accounts receivables/inventory facility during the early part of 1997. The Company has been pursuing various alternatives intended to facilitate its
entry into the environmental resources industry.   To this end, it will
continue to explore the development of new recycling projects and acquisitions along with viable funding schemes. There can be no assurances that it will be successful in satisfying its diversification objectives. For a description of the Company's investment in Dalian Green and its role as a technology provider, see Note 1 to the Company's Consolidated Financial Statements for the year ended on September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PCC GROUP, INC.
                            (Registrant)


Date:  February 14, 1997     	             /s/ JACK WEN
                                    -------------------------------
           	                                 Jack Wen
        	                      Chairman of the Board, President and
                                          Chief Executive Officer



Date:  February 14, 1997                  /s/ J. LAURO VALDOVINOS
                                     ------------------------------
                                            J. Lauro Valdovinos
       	                       Vice President - Finance and Chief
                            Financial Officer  (Principal Financial
                                    and Accounting Officer)