Form 10-Q
period 1997-03-31
PCC GROUP INC
filed 1997-05-13
CIK 756972

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                                 FORM 10-Q



            QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended 			                   	Commission  File
March 31, 1997                             	Number: 0-13280





                                PCC GROUP, INC.
                    (Exact name of registrant as specified in its charter)


      California                                 95-3815164
(State or other jurisdiction of			             (I.R.S. Employer
incorporation or organization)		              	Identification No.)


163 University Parkway						                        91768
Pomona, California 					                          (Zip Code)
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


                 Yes  x                   No.___




As of March 31, 1997, the registrant had outstanding 2,579,339 shares of its Common Stock, $.01 par value per share.

ITEM 1.  FINANCIAL STATEMENTS

                      PCC GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               In thousands
                                (Unaudited)


                                                     March 31,  September 30,
ASSETS                                                1997            1996
                                                  ----------------------------
CURRENT ASSETS:
Cash and cash equivalents                                $870           $508
Securities and other negotiable assets                    624          1,006
Accounts receivable, less allowances for
  possible losses of $158,553 and $264,000              4,375          1,872
Receivable from related parties                            54            576
Notes receivable - related parties                        100            100
Income tax receivable                                      18             18
Inventory, less reserves for obsolescence
  of $371,000 and $371,000                              1,474          1,057
Prepaids and other current assets                         467             63
                                                  --------------------------
  TOTAL CURRENT ASSETS                                  7,982          5,200

PROPERTY AND EQUIPMENT, Net                                91            145

INVESTMENTS IN AND ADVANCES TO JOINT
  VENTURES                                              3,384          2,995

OTHER ASSETS                                               16             81
                                                   -------------------------
  TOTAL ASSETS                                        $11,473         $8,421
                                                   =========================

The accompanying notes are an integral part of these consolidated financial statements.

                      PCC GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                In thousands
                          (Unaudited)   (Concluded)


LIABILITIES AND                                    March 31,    September 30,
SHAREHOLDERS EQUITY                                    1997          1996
                                                   --------------------------
CURRENT LIABILITIES:
Accounts payable                                      $5,304         $2,262
Current portion of long term debt                          1              1
Accrued liabilities                                      104            128
Securities margin liability                              441            551
                                                    -------------------------
  TOTAL CURRENT LIABILITIES                            5,850          2,942

DEFERRED GAIN ON SALE OF EQUIPMENT                       933            933
                                                    -------------------------
                                                       6,783          3,875
SHAREHOLDERS' EQUITY
Non-convertible, Cumulative, New Series A
preferred stock ($1,200,000 liquidation
preference) - $4.80 stated value, shares
authorized, issued and outstanding - 250,000           1,200          1,200
Common stock, $.01 stated value; shares
authorized - 10,000,000; shares issued
and outstanding - 2,579,339 and 2,528,117                 25             25
Contributed capital in excess of stated value          1,538          1,347
Stock subscribed                                                        231
Retained earnings                                      1,927          1,743
                                                 --------------------------
  TOTAL SHAREHOLDERS' EQUITY                           4,690          4,546

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $11,473         $8,421


The accompanying notes are an integral part of these consolidated financial statements.

                         PCC GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                        In thousands, except per share data
                                  (Unaudited)


                                      Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                        1997       1996       1997      1996
                                      ------------------    -----------------
Net sales                             $13,610     $9,773    $27,289   $22,345
Cost of sales                          12,848      9,240     25,875    21,175
                                      ------------------    ------------------
  Gross profit                            762        533      1,414     1,170

Selling, general and administrative
  expenses                                514        472        911       930
                                       -----------------     ----------------
Income from operations                    248         61        503       240

Other income (expense)
  Gain (loss) on sale of investments     (229)       (18)      (286)      (30)
  Gain on sale of equipment to
  related party                                                           165
Other                                       1                   (13)
                                        ----------------     ----------------
                                         (228)       147       (299)      135

Net income before income taxes             20        208        204       375

Income taxes                                2         19         20        34
                                        ----------------      ----------------

Net income                                $18       $189       $184      $341
                                       =================       ===============
Income per share
  Net income                            $0.01      $0.08      $0.07     $0.07
  Dividends applicable to
  preferred stock                       (0.02)     (0.02)     (0.03)    (0.02)
                                      -----------------     ----------------
 Net income (loss) applicable
  to common shares                     ($0.01)     $0.06      $0.04     $0.05
                                       =================      ===============
Average weighted number of shares   2,579,339   2,285,375  2,562,265 2,466,816
                                    ==========================================

The accompanying notes are an integral part of these consolidated financial statements.

                         PCC GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             In thousands, (Unaudited)

                                                     Six Months Ended
                                                         March 31,
                                                      1997       1996
                                                     -----------------

NET CASH PROVIDED (USED) BY
Net income                                              $184       $341
Depreciation and amortization                             69         84
Provision for bad debts                                   60         30
Increase (decrease) from changes in:
  Investments in securities                              382       (143)
  Accounts receivable                                 (2,503)        26
  Receivables from related parties                       522        332
  Inventory                                             (417)      (179)
  Prepaids and other assets                             (339)      (789)
  Fixed assets write-offs                                100
  Accounts payable and accrued
  liabilities                                          3,018        286
  Income tax payable                                                 10
                                                    --------     ------
  Net cash provided by (used in)
  operating activities                                   876         (2)
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (15)        (1)
  Net investments in and advances
  to joint venture                                      (389)      (135)
                                                     --------      -----
  Net cash provided by (used in)
  investing activities                                  (404)      (136)
CASH FLOW FROM FINANCING ACTIVITIES:
  Change in margin liability                            (110)
                                                     --------       -----
  Net cash provided by (used in)
  financing activities                                  (110)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                         362        (138)
CASH AND CASH EQUIVALENTS,
  beginning of year                                      508         811
                                                     -------      ------
CASH AND CASH EQUIVALENTS,
  end of quarter                                        $870        $673
                                                    ========      ======

Cash paid during the year for:
Interest                                                 $15          $3
Income taxes                                              $0          $3

The accompanying notes are an integral part of these consolidated financial statements.

                            PCC GROUP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)




PCC Group, Inc. ("PCCG" or the "Company") is principally a wholesale distributor of microcomputer products. The Company serves a select client base which includes Value Added Resellers ("VAR's"), system integrators and dealers. Since 1993, PCCG begun to establish an environmental resources division. In connection therewith, the Company is in the process of completing its first scrap tire recycling plant located in Dalian Peoples Republic of China. This facility will be operated by Dalian Green Resources Corporation ("Dalian Green"), a joint venture in which the Company holds a fifty-five percent interest and China Dalian Materials Development Corporation, a Chinese entity, holds a forty-five percent interest. Using proprietary technology the plant will recycle scrap tires into industrial products such as carbon black, fuel oil, scrap steel and synthetic gas. The Company's corporate office and warehouse is located in Pomona, California.

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended March 31, 1997, as Compared to the Three Months Ended March 31, 1996

Net sales of $13.6 million for the three months ended March 31, 1997 increased by $3.8 million (39.3%) over net sales of $9.8 million for the similar 1996 period. This increase in net sales was due to the combined effects, on volume, due to an increase in hard disk sales and new product offerings (video cards, monitors, CD ROM drives, and controller cards), and, on pricing, of continued competitive pricing.

Gross profit increased 43% from $533,000 in the first quarter of 1996 to $762,000 in the comparable fiscal 1997 quarter, reflecting both an increase in quarterly unit sales and slightly higher profit margins. Gross profit as a percentage of net sales increased from 5.5% in the first quarter of 1996 to 5.6% in the first quarter of 1997, mainly due to higher margin product sales.

Selling, general and administrative expenses increased in absolute dollars to $514,000 in the second quarter of fiscal 1997 compared to $472,000 for the comparable fiscal 1996 period. The absolute increase in SG&A expenses was due to sales related expenses. As a percentage of revenue, SG&A expenses decreased from 4.8% in 1996 to $3.8% in 1997 as a result of tight cost controls.

Income from operations increased from $61,000 in the second quarter of fiscal 1996 to $248,000 in the first quarter of 1997. As a percentage of net sales, operating income increased from .6% in 1996 to 1.8% in the second quarter of 1997 mainly as a the result of lower selling, general and administrative expenses.

Other expenses increased 255% from $147,000 in 1996 to $(228,000) in 1997. This increase was mainly attributable to losses on the sale of investments held for trading amounting $(229,000) during the second quarter of 1997, offset by a gain on sale of equipment to Dalian in the amount of $165,000 posted in the similar 1996 period.

Provision for income taxes decreased to $2,000 for the second quarter of 1997 in comparison to $19,000 for the comparable fiscal 1996 period. The income tax provision for the quarter only reflects an accrual for state income taxes, since the Company benefited from the application of net operating loss carryforwards from prior years.

Net income decreased 90.5% to $18,000, or $(0.01) per share (after preferred stock deduction) in the second quarter of fiscal 1997 compared to $189,000, or $0.06 per share (after preferred stock deduction) for the same fiscal 1996 quarter.

Six Months Ended March 31, 1997 as Compared to the Six Months Ended March 31,
1996

Net sales increased 22.1% from $22.3 million in 1996 to $27.3 million in 1997. This increase was mainly due to volume increases in hard disk drives along with the introduction of new product offerings (video cards, monitors, CD ROM's and controller cards).

Gross profit increased 20.9% from $1.2 million in the six month period ended on March 31, 1996 to $1.4 million in the comparable fiscal 1997 period principally due to sales volume growth. Gross profit as a percentage of net

<Page 8>





sales remained unchanged (5.2%) during the comparable 1996 and 1997 six months periods reflecting competitive pricing pressures.

Selling, general and administrative expenses decreased by $19,000 (2%) during the 1997 first six month period compared to the $930,000 for the comparable fiscal 1996 period. This decrease was due to strict cost controls. As a percentage of revenue, SG&A expenses decreased from 4.2% in 1996 to 3.3% in 1997.

Other income (expense) increased by $(434,000) when compared to $135,000 for the comparable fiscal 1996 period. Other income (expense) for the 1997 period mainly reflects losses on investments held for trading. As a percentage of revenue, this caption increased from .6% in 1 996 to 1.1% in 1997.

Net income decreased to $184,000, or $0.04 per share (after preferred stock dividend) in the six months period ended March 31, 1997, compared to $341,000, or $0.11 per share (after preferred stock dividend) for the same fiscal 1996 period.

Liquidity and Capital Resources

Net cash provided (used in) by operating activities during the six months ended on March 31, 1997 was $976,000 as compared to $(2,000) in the comparable prior year period. Cash provided by accounts payable and accrued liabilities in the amount of $2,503,000, and investments in securities in the amount of $382,000, offset by a accounts receivable in the amount of $(2,503,000) largely substantiates the differences between periods.

Net cash provided by (used in) investing activities in 1997 was $(404,000), as compared to $(136,000) in 1996 principally reflects the net effects of net investments in and advances to joint venture.

Net cash provided by (used in) financing activities in 1997 was $(110,000) in comparison to nil activity in 1996 mainly reflects the use of a securities margin facility.

Since May 1994, the Company has primarily operated with internally generated cash flow and vendor lines of credit. The Company plans to fund the growth of its distribution business with internally generated funds, vendor credit lines and prospective asset-based financing. The Company plans to obtain an accounts receivables/inventory facility during the third quarter of fiscal 1997. The Company has been pursuing various alternatives intended to facilitate its entry into the environmental resources industry. To this end, it will continue to explore the development of new recycling projects and
acquisitions along with viable funding schemes.   There can be no assurances
that it will be successful in satisfying its diversification objectives.
For a description of the Company's investment in Dalian Green and its role as a technology provider, see Note 1 to the Company's Consolidated Financial Statements for the year ended on September 30, 1996.







<Page 9>






New Accounting Standards

On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides the calculation of Basic and Diluted earnings per share. Basic earnings per share include no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for period. Diluted earning per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PCC GROUP, INC.
                                  (Registrant)


Date:  May 13, 1997     	           /s/ Jack Wen
                                  -----------------------
  	                                 Jack Wen
                   				   	Chairman of the Board, President and
                               Chief Executive Officer



Date:  May 13, 1997                 /s/ J. Lauro Valdovinos
                                   -----------------------
                                     J. Lauro Valdovinos
                	           Vice President - Finance and Chief
                            Financial Officer  (Principal Financial
                                   and Accounting Officer)