Form 10-Q
period 1997-06-30
PCC GROUP INC
filed 1997-08-14
CIK 756972

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                                  FORM 10-Q



               QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                              Commission File
June 30, 1997                                       Number: 0-13280





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


                   Yes  x                   No.___




As of June 30, 1997, the registrant had outstanding 2,579,339 shares of its Common Stock, $.01 par value per share.

ITEM 1.  FINANCIAL STATEMENTS


                        PCC GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                In thousands
                                 Unaudited)



                                                     June 30,    September 30,
ASSETS                                                  1997          1996
                                                    ---------    ------------
CURRENT ASSETS:
Cash and cash equivalents                                $917            $508
Securities and other negotiable assets                    663           1,006
Accounts receivable, less allowances for
  possible losses of $158,553 and $264,000              1,300           1,872
Receivable from related parties                           941             576
Notes receivable - related parties                        100             100
Income tax receivable                                      18              18
Inventory, less reserves for
  obsolescence of $371,000 and $371,000                   820           1,057
Prepaids and other current assets                         229              63
                                                      -------       ---------
  TOTAL CURRENT ASSETS                                  4,988           5,200

PROPERTY AND EQUIPMENT, Net                                68             145

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                                        3,005           2,995

OTHER ASSETS                                               27              81
                                                      -------       ---------

  TOTAL ASSETS                                         $8,088          $8,421
                                                      -------       ---------
                                                      -------       ---------


The accompanying notes are an integral part of these consolidated financial statements.






















<Page 3>


                         PCC GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    In thousands
                             (Unaudited)   (Concluded)




                                                    June 30,    September 30,
                                                      1997         1996
                                                 -----------   --------------
LIABILITIES AND
SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
Accounts payable                                      $1,917          $2,262
Bank loan                                                201               1
Accrued liabilities                                       87             128
Securities margin liability                              371             551
                                                  ----------    ------------
  TOTAL CURRENT LIABILITIES                            2,576           2,942


DEFERRED GAIN ON SALE OF EQUIPMENT                       933             933



                                                       3,509           3,875
                                                  ----------    ------------
SHAREHOLDERS' EQUITY
Non-convertible, Cumulative, New Series A
preferred stock ($1,200,000 liquidation
preference) - $4.80 stated value, shares
authorized, issued and outstanding - 250,000           1,200           1,200

Common stock, $.01 stated value; shares
authorized - 10,000,000; shares issued and
outstanding - 2,579,339 and 2,528,117                     25              25
Contributed capital in excess of stated value          1,519           1,347
Stock subscribed                                                         231
Retained earnings                                      1,835           1,743
                                                   ---------      ----------
  TOTAL SHAREHOLDERS'EQUITY                            4,579           4,546
                                                   ---------      ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $8,088          $8,421
                                                   ---------      ----------
                                                   ---------      ----------

The accompanying notes are an integral part of these consolidated financial statements.










<Page 4>



                      PCC GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     In thousands, except per share data
                                (Unaudited)





                                       Three Months Ended   Nine Months Ended
                                            June 30,            June 30,
                                        1997         1996    1997        1996
                                       ------------------   -----------------
Net sales                              $10,951     $8,911   $38,240   $31,256

Cost of sales                           10,497      8,447    36,372    29,623
                                       ------------------   -----------------
  Gross profit                             454       464     1,868     1,633

Selling, general and administrative
  expenses                                 569        454     1,480     1,384
                                        -----------------   -----------------
  Income from operations                  (115)        10       388       249

Other income (expense)
  Gain (loss) on sale of investments        (4)        19      (290)      (11)
  Gain on sale of equipment to
  related party                                                           165
  Other                                     27        117        14       117
                                        -----------------    ----------------
                                            23        136      (276)      271

Net income before income taxes             (92)       146       112       520

Income taxes                                          (14)      (20)      (55)
                                        -----------------    ----------------
Net income (loss)                         $(92)      $132       $92      $465
                                        -----------------    ----------------
                                        -----------------    ----------------

Income per share
Net income                               $(0.04)     $0.06     $0.04     $0.20
Dividends applicable to preferred stock    0.02       0.02      0.05      0.05
                                        ------------------   -----------------
Net income (loss) applicable to common
stock                                    $(0.06)     $0.04    $(0.01)    $0.15
                                        ------------------   -----------------
Average weighted number of shares     2,579,339  2,285,375 2,579,339 2,285,375


The accompanying notes are an integral part of these consolidated financial statements.







<Page 5>


                         PCC GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             In thousands, (Unaudited)

                                                        Nine Months Ended
                                                             June 30,
                                                            1997      1996
                                                        ------------------
NET CASH PROVIDED (USED) BY
Net income                                                  $ 92      $465
Depreciation and amortization                                 98       125
Provision for bad debts                                       60        60
Increase (decrease) from changes in:
  Investments in securities                                  343      (304)
  Accounts receivable                                        572       (92)
  Receivables from related parties                          (365)      355
  Inventory                                                  237    (1,541)
  Prepaids and other assets                                 (112)     (529)
  Accounts payable and accrued
  liabilities                                               (386)    1,068
                                                         -------    -------
  Net cash provided by (used in)
  operating activities                                       539      (393)
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of common stock                                  (59)
  Fixed asset disposal                                       (81)
  Net investments in and advances to joint venture           (10)     (135)
                                                         --------   -------
  Net cash provided by (used in) investing activities       (150)     (135)
CASH FLOW FROM FINANCING ACTIVITIES:
  Regulation S offering                                                450
  Change in margin liability                                (180)
  Bank loan                                                  200
                                                          ------    -------
  Net cash provided by (used in) financing activities         20       450
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                             409       (78)
CASH AND CASH EQUIVALENTS,
beginning of year                                            508       811
                                                           -----    -------
CASH AND CASH EQUIVALENTS,
end of quarter                                              $917      $733
                                                           -----     ------
                                                           -----     ------

Cash paid during the year for:

Interest                                                 $26,141      $555

Income taxes                                              $6,000

The accompanying notes are an integral part of these consolidated financial statements.

                           PCC GROUP,  INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)




PCC Group, Inc. ("PCCG" or the "Company") is principally a wholesale distributor of microcomputer products. The Company serves a select client base which includes Value Added Resellers ("VAR's"), system integrators and dealers. Since 1993, PCCG begun to establish an environmental resources division. In connection therewith, the Company is in the process of completing its first scrap tire recycling plant located in Dalian Peoples Republic of China. This facility will be operated by Dalian Green Resources Corporation (Dalian Green), a joint venture in which the Company holds fifty-five percent interest and China Dalian Materials Development
Corporation, a Chinese entity, holds a forty-five percent interest.   Using
proprietary technology the plant will recycle scrap tires into industrial products such as carbon black, fuel oil, scrap steel and synthetic gas. The Company's corporate office and warehouse is located in Pomona, California.

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended June 30, 1997, as Compared to the Three Months Ended June 30, 1996

Net sales of $10.9 million for the three months ended June 30, 1997 increased by $2 million (22.9%) over net sales of $8.9 million for the similar 1996 period. This increase was attributable to the combined effects, on volume, to an increase in hard disk sales and new product offerings (video cards, monitors, CD ROM's, and controller cards), and, on pricing, of continued competitive pricing.

Gross profit decreased 2% from $464,000 in the third quarter of 1996 to $454,000 in the comparable fiscal 1997 quarter, reflecting both an increase in quarterly unit sales and lower product mark ups. Gross profit as a percentage of net sales decreased from 5.2% in the third quarter of fiscal 1996 to 4.2% in the equivalent quarter of 1997, mainly due to lower profit margins.

Selling, general and administrative expenses increased 25.3% to $569,000 in the third quarter of fiscal 1997 compared to $454,000 for the comparable fiscal 1996 period. The absolute increase in SG%A expenses was due to business development related expenses. As a percentage of revenue, SG&A expenses increased from 5.1% in 1996 to 5.2% in 1997 due to growth related expenses.

Income from operations decreased from $10,000 in the third quarter of fiscal 1996 to $(115,000) in the similar 1997 period. As a percentage of net sales, operating income decreased from .1% in 1996 to (1)% in the third quarter of fiscal 1997 reflecting reduced gross profit margins and higher selling, general and administrative expenses.

Other income (expenses) decreased from $136,000 in 1996 to $23,000 in 1997. This decrease was mainly attributable to a non-recurring $100,000 NOL accrual adjustment reported in 1996 along with a $19,000 gain on the sale of investments.

Net income decreased from 132,000, or $0.04 per share (after preferred stock deduction) in fiscal 1996 to $(92,000), or $(0.06) per share (after preferred stock deduction) in the third quarter of fiscal 1997.


Nine Months Ended June 30, 1997 as Compared to the Nine Months Ended June 30,
1996

Net sales increased 22.3% from $31.3 million in 1996 to $38.2 million in 1997. This increase was mainly due to volume increases in hard disk drives along with the introduction of new product offerings (video cards, monitors, CD ROM's and controller cards).

Gross profit increased 14.4% from $1.6 million in the nine month period ended on June 30, 1996 to $1.9 million in the comparable fiscal 1997 period principally due to unit sales volume growth. Gross profit as a percentage of net sales slightly decreased from 5.2% in 1996 to 4.9% in the comparable
1997 period mainly reflecting lower product mark ups in third quarter fiscal 1997 billings.



<Page 8)



Selling, general and administrative expenses increased by $96,000 (6.9%) during the 1997 first nine month period compared to the $1.4 million for the similar fiscal 1996 period. This increase was principally due to higher business development costs. As a percentage of revenue, SG&A expenses decreased from 4.4% in 1996 to 3.9% in 1997.

Income from operations increased 55.8% from $249,000 in fiscal 1996 to $388,000 in fiscal 1997 reflecting a .2% improvement, as a percentage of net sales, attributable to the net effect of lower profits and reduced SG&A expenses.

Other income (expense) increased by $(547,000) in 1997 when compared to $271,000 for the comparable fiscal 1996 period. Other income (expense) for the 1997 period mainly reflects losses on investments held for trading, in comparison to certain non-recurring gains which were reported in fiscal 1996.

Net income decreased to $92,000, or $(0.01) per share (after preferred stock dividend) in the nine months period ended June 30, 1997, when compared to $465,000, or $0.15 per share (after preferred stock dividend) for the same fiscal 1996 period.

Liquidity and Capital Resources

Net cash provided (used in) by operating activities during the nine months ended on June 30, 1997 was $539,000 as compared to $(393,000) in the comparable prior year period. Cash provided by investments in securities, accounts receivable and inventories in the amount of $1,152,000, offset by the use of cash in receivables from related parties and accounts payable in the aggregate of $(751,000) largely identifies the net source of funds.

At the end of July 1997, funds were transferred to a related party in Taiwan, in the net aggregate of $1,290,000, for the purchase of certain inventory close out products. This order was recently cancelled because the prospective vendor was unable to comply with the terms of the purchase order. These funds will be reimbursed to the Company on or before August 25, 1997.

Net cash provided by (used in) investing activities in 1997 was $(150,000), as compared to $(135,000) in 1996. The 1997 figure principally reflects the purchase of the Company's common stock and disposal of certain fixed assets.


Net cash provided by (used in) financing activities in 1997 totaled $20,000 in comparison to $450,000 in 1996. The 1997 amount reflects the net effect of the use of a new credit facility and a decrease in securities margin liability.

Since May 1994, the Company had primarily operated with internally generated cash flow and vendor lines of credit. However, in May 21, 1997, the Company obtained a $3 million asset-based credit facility. This facility will solely be used to fund the growth of the Company's distribution business. The Company has been pursuing various alternatives intended to facilitate its
entry into the environmental resources industry.   To this end, it will
continue to explore the development of new recycling projects and acquisitions
along with viable funding schemes.   There can be no assurances that it will
be successful in satisfying its diversification objectives. For a description of the Company's investment in Dalian Green and its role as a technology provider, see Note 1 to the Company's Consolidated Financial Statements for the year ended on September 30, 1996.


<Page 9>






New Accounting Standards

On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides the calculation of Basic and Diluted earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PCC GROUP, INC.
                           (Registrant)






Date:  August 14, 1997     	              /s/ Jack Wen
                                         -----------------------
                                                 Jack Wen
                                      Chairman of the Board, President and
                                          Chief Executive Officer



Date:  August 14, 1997                    /s/ J. Lauro Valdovinos
                                         ------------------------
                                             J.Lauro Valdovinos
                                     Vice President - Finance and Chief
                                     Financial Officer  (Principal Financial
                                           and Accounting Officer)