Form 10-K
period 1997-09-30
PCC GROUP INC
filed 1998-01-13
CIK 756972

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    --------


[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended: September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from_____ to ______.

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

                                            Name of each exchange on which
           Title of Each class                        registered
                 None                                    None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on January 12, 1998 based on the average bid and asked prices reported by NASDAQ on such date was approximately $9,103,270.00.

        Registrant's Common Stock outstanding at January 12, 1998 was 2,647,839 shares.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement for its Annual Meeting of Shareholders to be held March 3, 1998 are incorporated by reference into Part III as set forth herein.

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

        Distribution.. During 1993 and 1994 the Company closed or sold six regional branches located in Chantilly, Virginia, Des Plaines, Illinois, Fremont, California, Piscataway, New Jersey, Redmond, Washington and Richardson, Texas. In May 1994, PCCG closed its corporate office and main warehouse facility located in Brea, California and centralized its operations in Pomona, California. Downsizing enabled the Company to reduce substantially operating costs. In June 1993, the Company formed PC Craft Distribution, Inc. ("PCCD") with the purpose of having this new entity handle all activities related to the distribution of microcomputer products. The actual transfer of assets and liabilities from PCCG to PCCD occurred on October 1, 1995.

        Environmental Resources. Beginning in August 1993, PCCG started to seek to reposition itself as a business in the environmental resources industry. In connection therewith, the Company obtained an exclusive license to use proprietary pyrolysis technology in seven Pacific Rim countries, including China. (For description of this license, see Note 1 to the Company's Consolidated Financial Statements). Pyrolysis is a process of thermal decomposition of tires in an oxygen deprived environment. The Company plans to build and operate several scrap-tire recycling plants. The plants will process scrap tires into recycled industrial products such as carbon black, oil fuel, scrap steel and synthetic gas. The Company's first recycling plant currently being built in the port city of Dalian, Liao Lin Province, Peoples Republic of China, was expected to commence operations in early 1996, but has experienced delays as described below. When opened, this facility will be operated by Dalian Green Resources Corporation ("Dalian Green"), a joint venture in which the Company holds a fifty-five percent interest and China Dalian Materials Development Corporation, a Chinese entity, holds a forty-five percent interest. (For a description of the financing of the Company's investment in Dalian and its proposed sale of plant machinery and equipment to Dalian Green, See Note 1 to the Company's Consolidated Financial Statements). Production output is expected to be sold in both the local and international markets.

        Latest Developments

        Distribution - During fiscal 1997, the Company re-energized its microcomputer products distribution activities, motivated by the following circumstances: (a) significantly better operating margins attained in fiscal 1996; (b) a positive cash flow structure and (c) the growing demand for microcomputer components. The Company opened, during fiscal 1997, a regional distribution center located in the Orlando, Florida, and plans to open, during fiscal 1998, distribution centers in the Dallas and Atlanta metropolitan areas.

        Recycling Plant - The opening of the Dalian Green recycling plant has suffered delays due to (a) availability of local funding, (b) the securing of a scrap tire import permit from the Chinese government, (c) equipment design and installation problems and (d) incorporation of an additional conversion process. Since August 1994, the Chinese Government has severely restricted the availability of equity funding and loan financing which in turn has affected project funding flow and facility construction plans. The Company is currently awaiting to receive a scrap tire import permit. The Company identified major equipment design flaws within the original specifications of its licensed technology. These flaws required significant redesigning which was conceived by Company personnel and independent experts. A substantial amount of time was spent applying and testing the Company's new pyrolysis technology. The decision to incorporate a secondary process that converts carbon black into activated carbon presented a new challenge to plant operations. At the outset, the plant was engineered to produce carbon black, fuel oil, scrap steel and gas. The

Company additionally decided to incorporate activated carbon production capabilities. This secondary transformation will substantially increase the value of the Dalian Green facility's production stream. Upon completion of the secondary process installation and subsequent production test runs, the Company currently plans to open this facility in early 1998 (see Note 1 to the Company's Consolidated Financial Statements).

        Hainan Project - On April 23, 1996, the Company announced the signing of an agreement to establish Hainan Shenhai Energy Resources & Chemical Industry Co., Ltd. ("Hainan Shenhai"), a joint venture company to be located in Hainan Province, PRC. Hainan Shenhai would be owned by China Hainan Shenhai Group (45%), China Hainan Yung Tzuo Enterprise Co. (10%), China Dalian Green Resources Corp. (5%), and PCCG (40%). The purpose of the joint venture is to build a facility substantially identical to the Dalian Green project. PCCG will provide the technology, valued at $1.375 million and made an $825,000 equity contribution in cash. The Chinese investors are currently in the process of securing local and international project funding (see Note 1 to the Company's Consolidated Financial Statements).

        The remainder of this Item addresses the current status of the Company's existing business of distributing and manufacturing microcomputer products, mainly, in the domestic market.

        Distribution

        The Company provides manufacturers with access to a select client base while reducing the inventory, credit, marketing and overhead costs associated with maintenance of direct relationships with these resellers. Hardware products offered include add-on boards, CD-ROM drives, hard disk drives, monitors, sound cards and keyboards. The Company offers leading microcomputer hardware products manufactured by companies such as Western Digital Corporation, Toshiba, NEC Technologies, TEAC and Adaptec.

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

        Although the Company stocks approximately 40 products and accessories supplied by various vendors, the majority of the Company's sales in fiscal 1997 were derived from products supplied by one vendor, Western Digital Corporation. The loss of the ability to distribute a particularly popular product could result in sales losses related to that product which could in turn have a materially adverse impact on the Company's business and financial results.

        Customers

        PCCG regularly sells to approximately 250 select customers including VARs, systems integrators and dealers. Comtrade Electronics, a computer distributor, accounted for 24.8% of net sales in fiscal 1997. No other customer accounted for more than 9% of the Company's net sales in fiscal 1997. The Company believes that its success in attracting customers is attributable in large measure to its competitive pricing and immediate product availability.

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

        Sales and Distribution

        The Company's sales force is comprised of 4 sales representatives. Customer orders are entered into the Company's on-line computer system. Using a centralized database, sales representatives immediately obtain descriptive information regarding products, check inventory status, determine customer credit availability and obtain pricing and promotional information.

        Upon placement of an order, the order is processed and, if the customer meets applicable credit requirements, the order is printed at the warehouse. The order is printed in the form of an invoice, which is then used to identify and assemble the products covered by the order for packing.

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

        Employees

        On January 12, 1998, the Company had 22 full-time employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

        The Company's corporate office and main warehouse facility is located in Pomona, California. This facility is suitable and adequate for current operations. The following summarizes certain information with respect to the previously mentioned facility:

Location of                                        Square        Annual         Lease Expiration
Facility              Function                     Footage       Rent           Terms
--------              --------                     -------       ----           ----------------
Pomona, California    Corporate Headquarters,      18,721        $ 86,400       Month to
                      Service and Distribution                                  month

ITEM 3. LEGAL PROCEEDINGS.

        The Company is party to legal proceedings, see Note 1 and has other than various routine claims and lawsuits arising from the normal course of its business. The Company does not believe that such claims and lawsuits, either individually or in the aggregate, will have an adverse effect on its operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1997.

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

        Fiscal Year 1996             High                  Low
        ----------------             ----                  ---
        First Quarter               $1.50                 $1.50
        Second Quarter              $2.50                 $2.50
        Third Quarter               $4.50                 $4.50
        Fourth Quarter              $4.75                 $4.44
        Fiscal Year 1997            High                   Low
        ----------------            ----                   ---
        First Quarter               $4.56                 $3.50
        Second Quarter              $3.50                 $3.25
        Third Quarter               $4.00                 $3.50
        Fourth Quarter              $3.25                 $2.75

        On January 12, 1998, the closing bid for the common stock as reported by NASDAQ was $3.00.

        As of January 12, 1998, there were approximately 2,195 holders of record of the Company's common stock.

        The Company has not paid any dividends on its common stock and does not intend to pay dividends in the foreseeable future. The Board of Directors currently intends to retain any future earnings to finance the development of its business.

ITEM 6. SELECTED FINANCIAL DATA.

        The table below sets forth certain financial data of the Company for each of its fiscal years during the five-year period ended September 30, 1997. This information should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report and Item 7 hereof, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          Statement of Operations Data
                  (in thousands, except for per share amounts)

                                    1993           1994             1995           1996            1997
                                    ----           ----             ----           ----            ----
Net Sales                       $   75,088      $   51,361      $   40,473      $   40,645      $   63,643

Gross Profit                         6,340           3,205           1,513           1,892           2,820

Net Income                             137             200              25             643             350

Income (Loss)
  Per Share:

  Net Income                           .06             .09             .01             .26             .13

  Dividends Applicable to
    Preferred Stock                   (.05)           (.07)           (.07)           (.06)           (.06)

  Net Income (Loss) Applicable         .01             .02            (.06)            .20             .07
   to Common Shares

Dividends Declared                      --              --              --              --              --
 Per Common Share

                               Balance Sheet Data
                                 (in thousands)

                      1993        1994        1995        1996        1997
                      ----        ----        ----        ----        ----
Working Capital     $ 1,641     $ 1,582     $ 1,540     $ 2,195     $ 2.607

Total Assets         14,306       7,874       6,016       8,421      10,592

Long-Term Debt          367          10           2          --          18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO YEAR ENDED SEPTEMBER 30, 1996

FORWARD LOOKING STATEMENTS:

        Certain of the statements contained in this section of the report, including those under "Latest Developments" and "Liquidity and Capital Resources" are "forward looking". While the Company believes that these statements are accurate, the company's business is dependent upon general economic conditions and various conditions specific to its industry, and future trends results cannot be predicted with certainty.

        Net Sales increased 56.6% from $40.6 million in fiscal 1996 to $63.6 million in fiscal 1997. Product mix for fiscal 1997 remained basically unchanged in comparison to prior year's billings, however, unit volume significantly increased when compared to fiscal 1997.

        Gross profit increased 49.0% from $1.9 million in fiscal 1996 to $2.8 million in fiscal 1997 principally as a result of augmented sales volume. Gross profit as a percentage of net sales decreased from 4.7% to 4.4%, mainly due to the sale of certain popular hard disk products which carried lower profit margins.

        Selling, general and administrative (SG&A) expenses increased 46.9% from $1.6 million in fiscal 1996 to $2.4 million in fiscal 1997, and slightly decreased as a percentage of net sales from 4% to 3.8%. The increase of SG&A expenses was principally attributable to the following items in the following amounts: consulting $375,893, professional fees $165,774, accrual doubtful receivables $152,118, travel and entertainment $70,664 and miscellaneous expenses $38,059.

        Income from operations increased 62.4% from $249,711 in 1996 to $405,635 in 1997. However, as a percentage of net sales it remained unchanged in both fiscal periods.

        Other income decreased from $396,927 in fiscal 1996 to ($40,260) in fiscal 1997. This decrease was mainly due to the following non-recurring entries recorded in fiscal 1996: (a) Gain on sale of equipment to related parties of $135,000 and, (b) A gain on reversal of accrued liability amounting $233,731.

        At the end of fiscal 1997, the Company had net operating loss carryforwards available to offset future taxable income of approximately $2,7 million. The income tax receivable pertains to overpayment of fiscal 1996 income taxes. It is not possible at this time to determine that the realization of the net deferred tax asset as of September 30, 1997 is more likely than not; accordingly, a 100% valuation allowance has been established.

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

        At the end of fiscal 1996, the Company had net operating loss carryforwards available to offset future taxable income of approximately $3.0 million. The income tax accrual for fiscal 1995 principally reflects a state tax provision. The income tax receivable for fiscal 1996 pertains to overpayment of state income taxes. It is not possible at this time to determine that the realization of the net deferred tax asset as of September 30, 1996 is more likely than not; accordingly, a 100% valuation allowance has been established.

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

LIQUIDITY AND CAPITAL RESOURCES

        Since May 1994, the Company had financed its operations with internally generated cash and vendor lines of credit. During the second quarter of fiscal 1997, the Company entered into a line of credit agreement which provides accounts receivable and inventory based borrowings of up to $3 million.

        Net cash provided by (used in) operating activities in 1997 was $706,593, as compared to ($873,509) in 1996 mainly reflects the net effects of cash provided by accounts payable and accrued liabilities, inventory and receivable from related parties, offset by an increase in accounts receivable.

        Net cash provided by (used in) financing activities in 1997 was ($76,929), as compared to ($958,684) in 1996, and principally shows the absence of non-recurring activity recorded in fiscal 1996 (equipment purchased for Dalian Green, $819,315).

        Net cash provided by (used in) financing activities in 1997 was ($80,114) as compared to $1,528,801 in fiscal 1996. During fiscal 1996, the Company issued common stock in the aggregate of $993,000, In addition, it reported a change in the use of a securities margin credit facility in the amount of $544,000.

        The Company believes that it can fund the growth of its core business with internally generated cash flow, vendor credit lines and asset-based financing. As of September 30, 1997, the Company had made cash contributions to Dalian Green of $1,550,000 and is committed to making an additional contribution of $110,000. The Company, functioning as a technology provider, has made plant machinery and equipment purchases and, subsequently, billed such purchases to Dalian Green at cost plus a commission. The bulk of Dalian Green's contemplated equipment needs has been delivered to date. The outstanding balance as of September 30, 1997 in the amount of $2,880,692 represents part of the gain on sale of scrap tire recycling equipment. For a description of the financing of the Company's investment in Dalian and its role as technology provider, see Note 1 to the Company's Consolidated Financial Statements. The Company has been pursuing various alternatives intended to facilitate its entry into the environmental resources industry. To this end, it will continue to explore the development of new recycling projects along with viable funding schemes.

NEW ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standard No. 128, (SFAS No. 128), "Earnings Per Share," issued by the Financial Accounting Standards Board is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods. The SFAS 128 requires restatement of all periods EPS data presented. The new standard also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company has not determined the effect of its EPS calculation from the adoption of this statement.

        Statement of Financial Accounting Standard No. 129 (SFAS No. 129), "Disclosure of Information about Capital Structure," issued by the Financial Accounting Standards Board is effective for financial statements issued ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 129. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position of operations:

        Statement of Financial Accounting Standard No. 130 (SFAS no. 130), "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, form the adoption of this statement.

        Statement of Financial Accounting Standard No. 131 (SFAS No. 131),. "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

        EFFECTS OF INFLATION

        The Company believes that inflation has not had a material effect on its net sales and results of operations.

                        PCC Group, Inc. and Subsidiaries



                           --------------------------


               Report on Audited Consolidated Financial Statements

              For the Years Ended September 30, 1995, 1996 and 1997

                           --------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Shareholders of
PCC Group, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of PCC Group, Inc. (a California corporation) and subsidiaries as of September 30, 1996 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. We have also audited the schedule listed in Item 14(a)(2) of this Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of one foreign joint venture, which the Company's investments in and advances to joint venture amounted to $2,995,248 and $3,004,367 as of September 30, 1996 and 1997. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for such joint ventures, is based solely on the reports of the other auditors.


      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the reports of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCC Group, Inc. and subsidiaries as of September 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

      Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.






                                                       BDO SEIDMAN, LLP

Los Angeles, California
December 5, 1997

                        PCC GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                            September 30,
                                                    ----------------------------
                                                        1996             1997
                                                    -----------      -----------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $   507,719      $ 1,057,269
   Securities and other negotiable assets             1,005,509        1,016,625
   Accounts receivable, less allowances for
     possible losses of $99,000 and $34,447           1,872,497        3,958,535
   Receivable from related parties (Note 7)             576,282          367,654
   Notes receivable - related parties (Note 7)          100,000          100,000
   Inventory, less reserves for obsolescence
     of $371,000 and $225,082                         1,057,247          734,673
   Prepaids and other current assets                     80,685          230,044
                                                    -----------      -----------

        TOTAL CURRENT ASSETS                          5,199,939        7,464,800

PROPERTY AND EQUIPMENT, net (Note 2)                    145,303           99,706

INVESTMENT IN AND ADVANCES TO
   JOINT VENTURE (Note 1)                             2,995,248        3,004,367

OTHER ASSETS                                             80,703           23,391
                                                    -----------      -----------

        TOTAL ASSETS                                $ 8,421,193      $10,592,264
                                                    ===========      ===========


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                        PCC GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONCLUDED)


                                                                                          September 30,
                                                                                  ------------------------------
                                                                                      1996              1997
                                                                                  ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $  2,262,026      $  4,113,545
   Current portion of long-term debt (Note 6)                                            1,414                --
   Accrued liabilities                                                                 127,498           176,788
   Securities margin liability (Note 3)                                                551,455           427,658
   Line of credit (Note 6)                                                                  --           140,000
                                                                                  ------------      ------------

        TOTAL CURRENT LIABILITIES                                                    2,942,393         4,857,991

DEFERRED GAIN ON SALE OF EQUIPMENT (Note 1)                                            933,063           933,063

LONG-TERM DEBT, (Note 6)                                                                    --            17,793
                                                                                  ------------      ------------

                                                                                     3,875,456         5,808,847
                                                                                  ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)

SHAREHOLDERS' EQUITY (Notes 8 and 9):
   Non-convertible, Cumulative, New Series A preferred stock ($1,800,000 and $1,960,000 liquidation preference in 1996 and 1997) - $4.80
     stated value, shares  authorized, issued and outstanding - 250,000              1,200,000         1,200,000
   Common stock, $.01 stated value; shares authorized -
     10,000,000; shares issued and outstanding -
     2,528,117 and 2,647,839                                                            25,281            26,478
   Contributed capital in excess of stated value                                     1,347,085         1,610,638
   Stock subscribed (Note 8)                                                           230,500                --
   Retained earnings                                                                 1,742,871         2,093,246
   Treasury stock, 99,000 shares purchased at cost                                          --          (146,945)
                                                                                  ------------      ------------

        TOTAL SHAREHOLDERS' EQUITY                                                   4,545,737         4,783,417
                                                                                  ------------      ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  8,421,193      $ 10,592,264
                                                                                  ============      ============


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                        PCC GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                               Year ended September 30,
                                                   --------------------------------------------------
                                                       1995               1996               1997
                                                   ------------       ------------       ------------

NET SALES (Note 7)                                 $ 40,473,158       $ 40,644,767       $ 63,643,054

COST OF SALES (Note 7)                               38,959,851         38,752,351         60,823,433
                                                   ------------       ------------       ------------

      Gross profit                                    1,513,307          1,892,416          2,819,621

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                           2,157,655          1,642,705          2,413,986
                                                   ------------       ------------       ------------

      Income (loss) from operations                    (644,348)           249,711            405,635
                                                   ------------       ------------       ------------

OTHER INCOME (EXPENSE):
   Interest (expense) income, net                        25,788              6,305            (42,259)
   Gain on sale of equipment to related party
     (Note 1)                                           426,802            135,000                 --
   Gain (loss) on sale of investments                   205,536            (56,684)           (13,306)
   Gain on reversal of accrued liability                     --            233,731                 --
   Other - net                                           30,300             78,575             15,305
                                                   ------------       ------------       ------------

                                                        688,426            396,927            (40,260)
                                                   ------------       ------------       ------------

      Income before income taxes                         44,078            646,638            365,375

INCOME TAXES (Note 4)                                   (19,337)            (3,200)           (15,000)
                                                   ------------       ------------       ------------

NET INCOME                                               24,741            643,438            350,375

      Dividends applicable to preferred stock          (160,000)          (160,000)          (160,000)
                                                   ------------       ------------       ------------

NET INCOME (LOSS) APPLICABLE TO
   COMMON SHARES                                   $   (135,259)      $    483,438       $    190,375
                                                   ============       ============       ============

INCOME PER SHARE:
   Net income (loss) applicable to
     common shares                                 $      (0.06)      $       0.20       $        .07
                                                   ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES AND COMMON EQUIVALENTS                      2,285,375          2,466,816          2,566,144
                                                   ============       ============       ============


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                        PCC GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997



                                        Preferred Stock                 Common Stock                    Treasury Stock
                                   --------------------------    ---------------------------     --------------------------
                                      Shares         Amount         Shares          Amount          Shares         Amount
                                   -----------    -----------    -----------     -----------     -----------    -----------

BALANCE, October 1, 1994               250,000    $ 1,200,000      2,285,375     $    22,854              --    $        --

   Net income                               --             --             --              --              --             --
                                   -----------    -----------    -----------     -----------     -----------    -----------

BALANCE, September 30, 1995            250,000      1,200,000      2,285,375          22,854              --             --

   Issuance of common stock                 --             --        248,142           2,481              --             --

   Cancellation of common stock             --             --         (5,400)            (54)             --             --

   Stock subscribed                         --             --             --              --              --             --

   Net income                               --             --             --              --              --             --
                                   -----------    -----------    -----------     -----------     -----------    -----------

BALANCE, September 30, 1996            250,000      1,200,000      2,528,117          25,281              --             --

   Issuance of common stock
     (Note 8)                               --             --         51,222             512              --             --

   Purchase of treasury
     stock (Note 9)                         --             --         68,500             685          99,000       (146,945)

   Net income                               --             --             --              --              --             --
                                   -----------    -----------    -----------     -----------     -----------    -----------

BALANCE, September 30, 1997            250,000    $ 1,200,000      2,647,839     $    26,478          99,000    $  (146,945)
                                   ===========    ===========    ===========     ===========     ===========    ===========


                                    Contributed
                                    Capital in
                                     Excess of        Stock          Retained
                                    Stated Value   Subscription      Earnings        Total
                                   ------------    -----------     -----------    -----------

BALANCE, October 1, 1994            $   587,066    $        --     $ 1,074,692    $ 2,884,612

   Net income                                --             --          24,741         24,741
                                   ------------    -----------     -----------    -----------

BALANCE, September 30, 1995             587,066             --       1,099,433      2,909,353

   Issuance of common stock             760,019             --              --        762,500

   Cancellation of common stock              --             --              --            (54)

   Stock subscribed                          --        230,500              --        230,500

   Net income                                --             --         643,438        643,438
                                   ------------    -----------     -----------    -----------

BALANCE, September 30, 1996           1,347,085        230,500       1,742,871      4,545,737

   Issuance of common stock
     (Note 8)                           229,303       (230,500)             --             --

   Purchase of treasury
     stock (Note 9)                      34,250             --              --       (112,695)

   Net income                                --             --         350,375        350,375
                                   ------------    -----------     -----------    -----------

BALANCE, September 30, 1997         $ 1,610,638    $        --     $ 2,093,246    $ 4,783,417
                                   ============    ===========     ===========    ===========


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                        PCC GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                 Year ended September 30,
                                                      ----------------------------------------------
                                                          1995             1996              1997
                                                      ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $     24,741     $    643,438     $    350,375
   Adjustments to reconcile net
     income to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                        130,655          124,902          113,407
      Provision for bad debts                              228,000           46,000          152,115
      Loss (gain) on sale of fixed assets                    1,086           (6,502)              --
      Gain on sale of equipment                           (426,802)        (135,000)              --
      (Gain) loss on sale of investments                  (205,536)          56,684           13,306
      Increase (decrease) from changes in:
        Purchases of investments held for trading       (3,654,041)     (12,568,358)     (12,015,949)
        Proceeds on sales of investments
          held for trading                               3,776,702       11,589,040       11,991,527
        Accounts receivable                                (23,036)        (260,889)      (2,238,154)
        Receivable from related parties                    401,880          315,692          208,628
        Income taxes receivable                            130,000               --               --
        Inventory                                        1,781,781         (858,588)         322,574
        Prepaids and other assets                           24,763          (71,313)         (92,045)
        Accounts payable and accrued
         liabilities                                    (1,969,924)         270,722        1,898,759
        Income taxes payable                                19,337          (19,337)           2,050
                                                      ------------     ------------     ------------

         Net cash provided by (used in)
           operating activities                            239,606         (873,509)         706,593
                                                      ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (20,803)         (72,170)         (67,810)
   Purchase of tire recycling equipment                 (2,251,552)        (819,315)              --
   Proceeds on sale of tire recycling equipment          3,200,000          300,000               --
   Proceeds on sale of fixed assets                          1,500           11,587               --
   Principal payments on notes receivable -
     related parties                                        65,358               --               --
   Net advances (to) from joint venture                   (430,000)              --               --
   Capital contributions/advances to joint venture        (198,430)        (378,786)          (9,119)
                                                      ------------     ------------     ------------

         Net cash provided by (used in)
           investing activities                            366,073         (958,684)         (76,929)
                                                      ------------     ------------     ------------


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                        PCC GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                     Year ended September 30,
                                           -------------------------------------------
                                               1995            1996            1997
                                           -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit - borrowing                       --              --       1,400,500
   Line of credit - repayments                      --              --      (1,260,500)
   Due to related party                       (500,000)             --              --
   Proceeds from common stock issuance              --         993,000              --
   Cancellation of common stock                     --             (54)             --
   Change in margin liability                    7,455         544,000        (123,797)
   Principal payments on long-term debt         (7,389)         (8,145)         (1,413)
   Borrowing of long-term debt                      --              --          17,791
   Purchase of treasury stock                       --              --        (112,695)
                                           -----------     -----------     -----------

         Net cash provided by (used
           in) financing activities           (499,934)      1,528,801         (80,114)
                                           -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                        105,745        (303,392)        549,550

CASH AND CASH EQUIVALENTS,
   beginning of year                           705,366         811,111         507,719
                                           -----------     -----------     -----------

CASH AND CASH EQUIVALENTS,
   end of year                             $   811,111     $   507,719     $ 1,057,269
                                           ===========     ===========     ===========


     Cash paid during the year for:
      Interest                             $     4,758     $     2,700     $    19,512
      Income taxes                         $    15,050     $     3,200     $    12,950


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

      During fiscal 1997, the Company did not have non-cash transactions.

      During fiscal 1996, the Company sold additional tire-recycling equipment to a related party (Note 1). As a result, the following non-cash transaction occurred:

      Increase (decrease) in assets and (increase) decrease in liabilities from:

      Sale of equipment:
        Receivable from sale of equipment                           $ 1,062,270
        Non-cash portion of intercompany profit elimination            (133,625)
        Deferred gain on sale of equipment                             (109,330)


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

                        PCC GROUP, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES


ORGANIZATION

            PCC Group, Inc., a California corporation, and subsidiaries (the "Company") are primarily engaged in the business of distributing microcomputer components. The Company has also entered into a new venture to focus on the development and commercialization of certain environment- related products which will be marketed principally in the Pacific Rim markets. See Note 1. The Company is located in California and has four wholly-owned subsidiaries. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

            The Company grants uncollateralized credit to its customers who are located in various geographical areas. The Company maintains its cash accounts in high-quality financial institutions. At September 30, 1996 and 1997, the Company had bank balances, including cash, cash equivalents and short-term investments, of approximately $507,719 and $1,057,269, which exceeded federally insured limits.

INVENTORIES

            Inventories consist principally of microcomputer component parts and are stated at the lower of weighted average cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over an estimated useful life of five years.

            Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

INVESTMENT IN JOINT VENTURE

            The investment in joint venture is accounted for, based on the equity method of accounting. This investment has not been consolidated into these financial statements due to significant doubt about the Company's ability to control the joint venture since the tire recycling plant is in China and is subject to close government supervision.

REVENUE RECOGNITION

            The Company recognizes revenue when the risk of loss for the product sold passes to the customer which is generally when goods are shipped.

                        PCC GROUP, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONTINUED)


INCOME TAXES

            Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each fiscal year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

CASH AND CASH EQUIVALENTS

            For the purpose of these statements, cash equivalents include investments with original maturities of three months or less.

INCOME (LOSS) PER COMMON SHARE

            Income (loss) per common share has been determined by dividing net earnings (loss) (after deducting annual cumulative preferred stock dividends for the respective fiscal year; $160,000, $160,000 and $160,000 for the years ended September 30, 1995, 1996 and 1997) by the weighted average number of common and common equivalent shares outstanding. Weighted average shares are computed using the treasury stock method, under which common equivalent shares include exercisable stock options reduced by the number of shares which could be purchased from the proceeds. Stock options are not included for the 1995 calculation since their effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amounts of financial instruments including cash and cash equivalents, investments, receivables, and payables approximate their fair value due to the relatively short maturity of these instruments.

INVESTMENTS

            Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" expands the use of fair value accounting but retains the use of amortized cost for those debt securities where there is a positive intent and ability to hold such debt securities to maturity. The Company has classified its investments in debt and equity securities into the trading category. The Company had gains (losses) on sale of investments of $205,536, $(56,684) and $(13,306) for the years ended September 30, 1995, 1996 and 1997.

STOCK BASED COMPENSATION

            Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" SFAS 123, establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on October 1, 1996. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees," or SFAS 123. The Company elected to follow APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

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

NEW ACCOUNTING PRONOUNCEMENTS


            Statement of Financial Accounting Standard No. 128, (SFAS No. 128), "Earnings Per Share," issued by the Financial Accounting Standards Board is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods. The SFAS 128 requires restatement of all periods EPS data presented. The new standard also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company has not determined the effect on its EPS calculation from the adoption of this statement.

            Statement of Financial Accounting Standard No. 129 (SFAS No. 129), "Disclosure of Information about Capital Structure," issued by the Financial Accounting Standards Board is effective for financial statements issued ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 129. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

                        PCC GROUP, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONCLUDED)

                   NEW ACCOUNTING PRONOUNCEMENTS (Continued)


            Statement of Financial Accounting Standard No. 130 (SFAS No. 130), "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

            Statement of Financial Accounting Standard No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

                        PCC GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES

DALIAN GREEN RESOURCES JOINT VENTURE

            The Company entered into a joint venture agreement ("Agreement") with a corporation in Dalian, China, to build a facility which recycles tires by utilizing innovative technology and converts the tires into saleable solids, liquids and gases. This facility is expected to be completed in early 1998. Under the Agreement, the Company has agreed to purchase up to 55% of the equity of Dalian Green Resources Corporation ("DGR") for $1,660,000 and the contribution by the Company of tire recycling technology. Through September 30, 1997, the joint venture had no operations and the Company had contributed tire recycling technology and made cash equity contributions of $1,550,000. Under the terms of the Agreement, the owners of DGR will share in the profits of the venture according to their relative equity ownership. During the years ended September 30, 1996 and 1997, the Company made equity contributions of $378,786 and $0. The Company is required to make an equity contribution amounting to $110,000 in fiscal 1998.

            The Company entered into a licensing agreement with an inventor of tire recycling technology to utilize his recycling process. Under the terms of the licensing agreement, the Company has the exclusive right to use this technology in seven Pacific Rim countries, including China. In return, the Company issued 50,000 shares of the Company's unregistered stock valued at $35,000 and will issue an additional 50,000 shares of stock when the tire recycling plant is operational. The Company has also agreed to repurchase these shares for $3.00 per share, after the DGR plant is completed if the stock can not be sold to unrelated parties for at least that price. In addition, the inventor will receive an annual payment of 20% of the Company's share of the net profits from the venture. The Company has guaranteed that this annual payment to the inventor will not be less than $100,000. In addition, the inventor has the option, at all times for the duration of the agreement, to purchase unregistered common shares of the Company at one-third of its market value at the time of purchase. During fiscal 1997, the Company's relationship with the inventor deteriorated after the technology failed to perform. The Company has filed action against the inventor for breach of contract.

            The Company also entered into an agreement with DGR to purchase equipment on DGR's behalf for the tire recycling plant. The Company acquired and resold this equipment to DGR during fiscal 1995 and 1996. The Company recognized gain on the sale to the extent of their nonownership interest (45%) in DGR and cash received from DGR. A gain of $426,802, $135,000 and $0 were recognized during the years ended September 30, 1995, 1996 and 1997 (see Note 7). The Company deferred $933,063 of gain from sale of equipment which will be recognized when the equipment is sold to a third party. The Company had a receivable of $2,871,574 and $2,880,692 due from DGR as of September 30, 1996 and 1997 which is included in the investment in and advances to joint venture balance.

                        PCC GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 1 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES (Continued)

              Summarized financial data of DGR consists of:

                                                         September 30,
                                                  --------------------------
                                                      1996           1997
                                                  -----------    -----------
       Current assets                             $   650,000    $    81,000
       Non-current assets                          11,862,000     14,253,000
       Total assets                                12,512,000     14,334,000

       Current liabilities                          3,934,000      3,940,000
       Non-current liabilities                      5,113,000      7,057,000
       Equity                                       3,465,000      3,337,000

To date, there have been no operations at DGR.


HAINAN JOINT VENTURE

            On April 23, 1996, the Company entered into a new joint venture with the Hainan Shenhai Energy Resource and Chemical Industry Co. Ltd., China Hainan Yung Tzuo Enterprise Co., and DGR for construction and operation of a second tire recycling plant in China. Capital contributions have yet to be made by any partners. The Company will have a 40% interest and will provide the technology and equipment worth $1.375 million along with an equity contribution of $825,000.

NOTE 2 - PROPERTY AND EQUIPMENT

            Property and equipment consists of:

                                                  September 30,
                                             -----------------------
                                                1996          1997
                                             ---------     ---------

Furniture, fixtures and equipment            $ 810,225     $ 743,398
Vehicles                                        35,872        61,966
Leasehold improvements                           6,900         8,457
                                             ---------     ---------

                                               852,997       813,821
Accumulated depreciation and amortization     (707,694)     (714,115)
                                             ---------     ---------

 Property and equipment, net                 $ 145,303     $  99,706
                                             =========     =========

NOTE 3 - OFF-BALANCE SHEET RISK

            The Company invests excess cash in various securities on a short term margin basis. The investments are made for trading purposes which involve varying degrees of market risk in excess of amounts recognized in the balance sheet. In a margin transaction, brokers extend credit to customers, subject to various regulatory margin requirements, which allow customers to purchase securities in excess of the underlying collateral. Margin requirements may not be sufficient to fully cover losses which customers may incur. Such transactions may expose the Company to significant off-balance-sheet risk in the event that the value of the securities decline. As of September 30, 1996 and 1997, the Company had securities margin liability of $551,455 and $427,658.

                        PCC GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - INCOME TAXES


              Income taxes are as follows:

                 Year ended September 30,
             -----------------------------
               1994       1995       1996
             -------    -------    -------
Current
  Federal    $    --    $    --    $    --
  State       19,377      3,200     15,000
             -------    -------    -------

             $19,377    $ 3,200    $15,000
             =======    =======    =======

            The components of the net deferred tax asset and liability are as follows:

                                  September 30,
                          ---------------------------
                              1996            1997
                          -----------     -----------

Deferred tax asset        $ 1,238,307     $ 1,034,539
Deferred tax liability        (98,428)        (78,571)
Valuation allowance        (1,139,881)       (955,968)
                          -----------     -----------

                          $         -     $         -
                          ===========     ===========

            The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax asset and liability, and their approximate tax effects, are as follows:

                                       Year ended September 30,
                                     ---------------------------
                                         1996            1997
                                     -----------     -----------

Excess tax depreciation over book    $   (45,507)    $   (23,338)
Inventory and bad debt reserves          203,222          77,881
Accrued vacation                           2,814           3,585
State taxes                                1,088           1,621
Installment sales                        (52,248)        (52,248)
Other                                      3,008               -
Net operating loss carryforwards       1,027,504         948,467
Valuation allowance                   (1,139,881)       (955,968)
                                     -----------     -----------
                                     $         -     $         -
                                     ===========     ===========

            Management is unable to determine whether the realization of the net deferred tax asset is more likely than not and a 100% valuation allowance has been established.

                        PCC GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - INCOME TAXES (Continued)

            The difference between the effective tax rate and that computed under the federal statutory rate is as follows:

                                                                      1995     1996     1997
                                                                      ----     ----     ----

Federal statutory rate                                                  34%      34%      34%
Federal utilization of net operating loss carryforwards                (34)     (34)     (34)
State taxes, net of federal benefit                                      -        -      4.1
                                                                       ---      ---      ---
                                                                         -%       -%     4.1%
                                                                       ===      ===      ===

            During fiscal 1997, the Company utilized tax benefit of $350,375 from the net operating loss carryforward.

            As of September 30, 1997, for federal income tax purposes, the Company had approximately $2.7 million in net operating loss carryforwards expiring through 2001. The annual utilization of the operating loss carryforward may be significantly limited due to the adverse resolution, if any, with respect to the loss carryover provisions of Internal Revenue Code section 382 in connection with the acquisition of WMD and subsequent stock ownership changes by the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES


      COMMITMENTS

            The Company leases a building and equipment under noncancelable operating leases expiring at various dates through 2001. Future minimum rental payments required under operating leases that have an initial or a remaining noncancelable lease term in excess of one year at September 30, 1997 are as follows:

         Year ending
        September 30,
        -------------

              1998                 $    73,978
              1999                      31,021
              2000                      13,018
              2001                      13,018
              2002                       3,328
                                   -----------

                                   $   134,363
                                   ===========

            Rental expense for the years ended September 30, 1995, 1996 and 1997 was approximately $146,000, $148,000 and $104,950.

      ECONOMIC DEPENDENCY

            A majority of the Company's fiscal 1995, 1996, and 1997 sales were derived from products supplied by one vendor. While the Company believes that alternative sources of supply exist, the loss of the right to distribute products from this vendor might materially and adversely impact its operations.

                        PCC GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)


      LAWSUITS

            The Company is, from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.

NOTE 6 - DEBT

            During the year, the Company entered into a line of credit agreement expiring May 19, 1998, which provides for borrowings of up to $3,000,000 which is collateralized by certain inventory and accounts receivable. The balance outstanding under this line of credit at September 30, 1997 was $140,000. The borrowings under this agreement bear interest at the prime rate (8.5% at September 30, 1997) plus 1.25%. The terms of the line of credit agreement contain, among other provisions, requirements for maintaining defined levels of working capital, tangible net worth, annual capital expenditures and a debt-to-equity ratio. The company was in compliance with the financial covenants contained in the line of credit agreement at September 30, 1997.

            In addition, during September 1997, the Company entered into an equipment loan maturing through 2002. This loan bears interest of 8.9% and is collateralized by certain equipment.

NOTE 7 - RELATED-PARTY TRANSACTIONS

            The Company conducts business with certain companies that are owned wholly or in part by certain shareholders of the Company. On the accompanying consolidated balance sheets, receivables from related parties consist of trade accounts receivable of $576,282 and $367,654 as of September 30, 1996 and 1997. During fiscal 1996, the Company utilized the services of one of its related parties based in China to help assist in the assembly and maintenance of equipment which was sold to DGR. A consulting fee of $300,000 was charged against the 1996 sale of equipment to DGR (see Note 1) for the services of this related party.

            Included in the accompanying consolidated statements of income are sales to related parties of $4,221,767, $3,640,732 and $2,744,229 for the years ended September 30, 1995, 1996, and 1997 and purchases from related parties of $103,844, $49,880 and $179,302 for the years ended September 30, 1995, 1996 and
1997. In additional the Company has an outstanding loan with a related party, as of September 30, 1996 and 1997, in the amount of $0 and $54,017. Consulting fees of $300,000 were paid to a related party during fiscal 1997, for administrating and designing the technology of the tire recycling plant.

            During 1992, the Company sold its 51% interest in an apparel company to a related shareholder for $408,000, which consisted of $204,000 in cash and a note receivable in the amount of $204,000. In connection with the sale, the Company entered into a management agreement to provide certain management, accounting and administrative support services to this corporation. The note receivable, which is collateralized by the shares of this corporation, bears interest at 8% per annum with the principal balance and any unpaid accrued interest due June 30, 1997. As of September 30, 1996 and 1997, the outstanding balance on this note receivable was $100,000.

                        PCC GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - PREFERRED AND COMMON STOCK

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

            On December 31, 1992, in order to more accurately reflect the financial condition of the Company and to provide a more appealing situation to potential equity investors, the Company issued 250,000 shares of a new series of preferred stock, designated New Series A preferred stock in exchange for the 250,000 shares of outstanding Series A preferred stock. The non-voting, non-convertible New Series A preferred stock accumulates dividends at the rate of $0.64 per share per year. No dividends were declared during fiscal 1995, 1996 or 1997.

            The New Series A preferred stock was given a liquidation preference value and a redemption price of $4.80 per share ($1,200,000 total liquidation preference) plus cumulative unpaid dividends which totalled $600,000 and $760,000 at September 30, 1996 and 1997. The New Series A preferred stock is redeemable, at the Company's option, at any time.

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

            During fiscal year 1997 the Company was not involved in a private offering.

NOTE 9 - TREASURY STOCK

            From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock in the open market.

            During fiscal year 1997, the Company repurchased 30,500 shares of treasury stock at an average per share cost of $3.50. In prior years the Company purchased 68,500 shares of treasury stock at an average per share cost of $.50. The Company treated the purchase of treasury stock as though the stock was cancelled. During fiscal 1997, it was determined that the treasury stock was not cancelled. Thus the 68,000 shares of common stock were included in treasury stock. The Company holds a total of 99,000 shares of treasury stock which may be used for any corporate purpose.

                        PCC GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 10 - STOCK OPTION PLAN

The Company provides a non qualified stock options plan and an incentive stock option plan for its employees, officers and directors.

The non qualified stock option plan authorizes the granting of options to purchase up to an aggregate maximum of 500,000 shares of common stock, with an exercise price at least equal to the fair market value of the shares at the date of grant, to designated employees, executive officers and directors of the Company. The stock option term is for a period of ten years from the date of grant or such shorter period as is determined by the Board of Directors. Each stock option may provide that it is exercisable in full or in cumulative or noncumulative installments, and each stock option is exercisable from the date of grant or any later date specified therein, all as determined by the Board of Directors. This plan terminates in the year 2002. To date 292,300 shares of stock options were issued to employees, officers and directors under the non qualified stock option plan. During fiscal year 1997, 20,000 shares of stock options were granted to one of the Company's directors.

The incentive stock option plan provides for the issuance of up to 200,000 shares of common stock to designated employees and executive officers of the Company. 122,700 shares were granted to the Company's officers. During fiscal year 1997, the Company did not issue additional stock options under the incentive stock option plan.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with FASB No. 123, the Company's net income and earning per share would have been reduced to the pro forma amounts included below:

                                                         Year ended September 30,
                                                        -------------------------
                                                          1996              1997
                                                        -------           -------

Net income attributable to common stockholders:
   As reported                                          643,438           350,374
   Pro forma                                            510,288           205,439

Net income applicable to common shares
   As reported                                              .02               .07
   Pro forma                                                .12               .02

                        PCC GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONCLUDED)


NOTE 10 - STOCK OPTION PLAN (CONTINUED)

The stock option plan summary and changes during each year is presented below:

                                                           Year ended September 30,
                                          -----------------------------------------------------------
                                                 1995                1996                1997
                                          -------------------  ------------------  ------------------

                                                    Weighted            Weighted             Weighted
                                                    average              average             average
                                                    exercise            exercise             exercise
                                           Shares    price      Shares    price     Shares     price
                                          -------   --------   -------  --------   -------   --------

Options outstanding at beginning of year  300,000     1.15     300,000     1.15     395,000     1.52

Options Granted                                 -               95,000     2.70      20,000     2.00

Options cancelled                               -                    -                    -

Options exercised                               -                    -                    -
                                          -------              -------              -------

Options at end of year                    300,000     1.15     395,000     1.52     415,000     1.54
                                          =======     ====     =======     ====     =======     ====

Options exercisable at end of year        117,300     1.12     212,300     1.87     292,300     1.47
                                          =======              =======              =======

Weighted-average fair value
of options granted during the year             $0                 $.52                $3.10
                                          =======              =======              =======



The following table summarizes information about the stock options outstanding at September 30, 1997.

                              Options outstanding                        Options exercisable
                    ---------------------------------------------    ------------------------------
                      Number     Weighted average    Weighted          Number         Weighted
   Range of         outstanding     remaining         average        exercisable      average
exercise price      at 9/30/97   contractual life  exercise price     at 9/30/97     exercise price
--------------      -----------  ----------------  --------------    ------------    --------------
$1.12 to 1.50         355,000       5.5 years          1.20             232,300          1.21
$2.00 to 3.50          60,000       5.0                2.50              60,000          2.50
                      -------                                           -------
$1.12 to 3.50         415,000       5.7                1.90             292,300          1.47
                      =======


The Company estimates the fair value of each stock option using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during September 30, 1996 and 1997:


                                                       Year ended September 30,
                                                      -------------------------
                                                        1996              1997
                                                      -------           -------

Discount rate - bond yield rate                            6%                6%

Volatility                                             75.34%            75.34%

Expected life                                         5 years           5 years

Expected dividend yield                                     -                 -

NOTE 11 - SIGNIFICANT CUSTOMER

During fiscal 1997, 25% of the Company's net sales were generated from one customer. During fiscal 1995 and 1996 the Company did not have any significant customers.

                        PCC GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997


                                                   Amount
                               Beginning           charged                              Ending
Description                     balance          to expense        Deductions          balance
-----------                    ---------         ----------        ----------         --------

Allowance for doubtful
   accounts:

   Fiscal 1995                  $ 96,000          $228,000          $ 60,000          $264,000

   Fiscal 1996                  $264,000          $ 46,000          $211,000          $ 99,000

   Fiscal 1997                  $ 99,000          $152,000          $216,000          $ 35,000

Reserve for inventory
   obsolescence:

   Fiscal 1995                  $184,000          $157,000          $      -          $341,000

   Fiscal 1996                  $341,000          $ 30,000          $      -          $371,000

   Fiscal 1997                  $371,000          $      -          $146,000          $225,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

        Information required by this item is contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders scheduled to be held on March 3, 1998, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        Information required by this item is contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders scheduled to be held on March 3, 1998, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information required by this item is contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders scheduled to be held on March 3, 1998, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders scheduled to be held on March 3, 1998, and such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)(1) Financial Statements.

               The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this report.

                                                                         Page(s)
                                                                         -------
               Report of Independent Certified Public Accountants          9
               Consolidated Balance Sheets as of
                 September 30, 1996 and 1997                             10-11
               Consolidated Statements of Income for the
                 years ended September 30, 1995, 1996 and 1997            12
               Consolidated Statements of Shareholders' Equity
                 (Deficit) for the years ended September 30,
                 1995, 1996 and 1997                                      13
               Consolidated Statements for Cash Flows for the
                 years ended September 30, 1995, 1996 and 1997           14-16
               Summary of Accounting Policies                            17-20
               Notes to Consolidated Financial Statements                21-28

        (a)(2) Schedules to Financial Statements.

               Schedule II   - Valuation and Qualifying Accounts           29

        (b)    Reports on Form 8-K.

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

----------------------

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


                                       PCC GROUP, INC.

Date:  January 12, 1998                By:/s/ Jack Wen
                                          -------------------------------------
                                          Jack Wen
                                          Chairman of the Board,
                                          Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  January 12, 1998                /s/ Jack Wen
                                       ----------------------------------------
                                       Jack Wen, Chairman of the Board,
                                       Chief Executive Officer and President

Date:  January 12, 1998                /s/ J. Lauro Valdovinos
                                       ----------------------------------------
                                       J. Lauro Valdovinos, Vice President
                                       Finance and Chief Financial Officer
                                       (Principal Financial and Principal
                                       Accounting Officer)


Date:  January 12, 1998                /s/ Gary Blum
                                       ----------------------------------------
                                       Gary Blum, Director


Date:  January 12, 1998                /s/ George Rodda, Jr.
                                       ----------------------------------------
                                       George Rodda, Jr., Director

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

3.2.2          Amendment to Bylaws of WMD Micro Distributors, Inc. dated March
               24, 1984 (1).

4.1            Specimen of the Company's Common Stock Certificate. (1)

4.2            Specimen of the Company's Series A Preferred Stock Certificate.
               (2)

10.1.1         Standard Industrial/Commercial Single-Tenant-Lease-Gross, dated
               May 2, 1994 between Robert C. Chiu and Cindy C. Chiu and the
               Company. (4)

10.1.2         Extension of Standard Industrial/Commercial Single-Tenant-      *
               Lease-Gross dated May 31, 1996.

                                                                                Included
Exhibit No.    Description                                                      in Filing
-----------    -----------                                                      ---------
10.3.1         The Company's Employee Stock Bonus Plan ("ESOP") dated October
               1, 1988. (2)+

10.3.2         The Company's Incentive Stock Option Plan dated December 15,
               1992. (2)+

10.3.3         The Company's Stock Bonus Plan dated December 15, 1992. (2)+

10.3.4 The Company's request dated September 29, 1995 for determination letter from the Internal Revenue Service for termination of the Company's ESOP. (5)+

10.3.5         Internal Revenue Service letter of November 14, 1996 providing        *
               favorable determination of termination of the Company's ESOP.+

10.4.1         Dalian Green Resources Corporation Contract dated August 27,
               1993 between China Dalian Materials Development Corporation and the Company. (3)

10.4.2         Agreement dated March 25, 1994 between the Company and Virgil
               Flanigan regarding recycling technology together with related documents. (5)

10.5           Joint Venture Agreement dated March 6, 1996 by and between,           *
               among others, the Company and Hainan Shenhai Group.

21             List of Subsidiaries.                                                 *

27             Financial Data Schedule.                                              *

----------------------

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