Form 10-Q
period 1997-12-31
PCC GROUP INC
filed 1998-02-13
CIK 756972

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                  FORM 10-Q



       QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                 	Commission  File
December 31, 1997        			           	Number: 0-13280

                           PCC GROUP, INC.
           (Exact name of registrant as specified in its charter)


         California     					                      95-3815164
(State or other jurisdiction of		             	(I.R.S. Employer
incorporation or organization)		              	Identification No.)


163 University Parkway                  						            91768
Pomona, California 					                                (Zip Code)
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


                    Yes  x                   No.___




As of  December 31, 1997, the registrant had outstanding
2,556,144 shares of its Common Stock,  $.01 par value per share.

ITEM 1.  FINANCIAL STATEMENTS





                      PCC GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                               In thousands
                                 (Unaudited)


                                              December 31,    September 30,
ASSETS                                             1997            1997
                                              -------------   -------------
CURRENT ASSETS:
Cash and cash equivalents                         $3,101            $1,057
Securities and other negotiable assets             2,946             1,016
Accounts receivable, less allowances
for possible losses of $64,447 and
  $34,447                                          9,347             3,959
Receivable from related parties                       54               368
Notes receivable - related parties                   100               100
Inventory, less reserves for
  obsolescence of $224,963 and
  $225,082                                         1,262               735
Prepaids and other current assets                    228               230
                                                  -------             -----
  TOTAL CURRENT ASSETS                            17,038              7,465

PROPERTY AND EQUIPMENT, Net                           96                100

INVESTMENTS IN AND ADVANCES TO
  JOINT VENTURES                                   2,905               3,004

OTHER ASSETS                                          29                  23
                                                   -----               -----
  TOTAL ASSETS                                   $20,068             $10,592
                                                 =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

                       PCC GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                In thousands
                          (Unaudited)   (Concluded)

LIABILITIES AND                            December 31,       September 30,
SHAREHOLDERS' EQUITY                          1997                1997
                                           --------------     -------------
CURRENT LIABILITIES:
Accounts payable                                $12,138             $4,113
Accrued liabilities                                 140                177
Line of credit                                                         140
Securities margin liability                       1,973                428
                                            ------------       -----------
  TOTAL CURRENT LIABILITIES                      14,251              4,858

DEFERRED GAIN ON SALE OF EQUIPMENT                  933                933
LONG TERM DEBT                                       18                 18
                                             ----------         ----------
                                                 15,202              5,809
SHAREHOLDERS' EQUITY
Non-convertible, Cumulative, New Series A
preferred stock ($1,200,000 liquidation
preference) - $4.80 stated value, shares
authorized, issued and outstanding 250,000        1,200              1,200
Common stock, $.01 stated value; shares
authorized - 10,000,000; shares issued
and outstanding - 2,647,839 and 2,647,839            26                 26
Contributed capital in excess of
stated value                                      1,611               1,611
Retained earnings                                 2,176               2,093
Treasury stock                                     (147)               (147)
                                              ----------           ---------
  TOTAL SHAREHOLDERS' EQUITY                      4,866               4,783

TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY       $20,068             $10,592
                                               ========             =======

The accompanying notes are an integral part of these consolidated financial statements.

                       PCC GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      In thousands, except per share data
                         (Unaudited)

                                                   Three Months Ended
                                                      December 31,
                                                      1997       1996
                                                  ----------  ----------
Net sales                                          $23,745       $13,679
Cost of sales                                       22,630        13,027
                                                  ----------  ----------
  Gross profit                                       1,115           652

Selling, general and administrative
  expenses                                             540           457
                                                   -------      ---------
  Income from operations                               575          195

Other income (expenses)
  Interest (expense) income, net                       (23)
  Gain (loss) on sale of investments                  (483)
  Other - net                                           13          (71)
                                                    -------       -------
                                                      (493)         (71)
Net income before income taxes                          82          124

Income taxes                                             8           12
                                                     -----         -----
Net income                                             $74         $112
                                                    ======         =====

Income per share
  Net income                                         $0.03         $0.04
  Dividends applicable to preferred
  stock                                               0.02          0.02
                                                    ------         -----
  Net income (loss) applicable to
  common shares                                      $0.01         $0.02

Average weighted number of shares                2,647,839      2,553,728

The accompanying notes are an integral part of these consolidated financial statements.

                      PCC GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          In thousands, (Unaudited)

                                                Three Months Ended
                                                    December 31,
                                               -------     --------
NET CASH PROVIDED (USED) BY
Net income                                         $82         $112
Depreciation and amortization                       27           39
Provision for bad debts                             42           30
Increase (decrease) from changes in:
  Investments in securities                     (1,930)         204
  Accounts receivable                           (5,388)        (355)
  Receivables from related parties                 314         (214)
  Inventory                                       (527)        (577)
  Prepaids and other assets                          2          (98)
  Accounts payable and accrued liabilities       8,017        1,670
                                                ------        ------
  Net cash provided by (used in)
  operating activities                             639          811
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of company stock                                     (21)
  Regulation S stock subscription                              (231)
                                                ------        ------
  Net cash provided by (used in)
  investing activities)                              0         (252)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit                                  (140)
  Proceeds from common stock issuance                           231
  Change in margin liability                     1,545         (134)
                                                ------         -----
  Net cash provided by (used in)
  financing activities                           1,405           97

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                 2,044          656
CASH AND CASH EQUIVALENTS,
  beginning of year                              1,057          508
                                                ------         -----
CASH AND CASH EQUIVALENTS,
  end of quarter                                 3,101        1,176
                                                ======        =====

Cash paid during the year for:
Interest                                           $27           $8
Income taxes                                         0            0

The accompanying notes are an integral part of these consolidated financial statements.

                              PCC GROUP,  INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




PCC Group, Inc. ("PCCG" or the "Company") is principally a wholesale distributor of microcomputer products. The Company serves a select client base which includes Value Added Resellers ("VAR's"), system integrators and dealers. Since 1993, PCCG begun to establish an environmental resources division. In connection therewith, the Company is in the process of completing its first scrap tire recycling plant located in Dalian Peoples Republic of China. This facility will be operated by Dalian Green Resources Corporation ("Dalian Green"), a joint venture in which the Company holds fifty-five percent interest and China Dalian Materials Development Corporation, a Chinese entity, holds a
forty-five percent interest.   Using proprietary technology the
plant will recycle scrap tires into industrial products such as carbon black, fuel oil, scrap steel and synthetic gas. The Company's corporate office and warehouse is located in Pomona, California.

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

Note 2 -  Income Taxes

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended December 31, 1997, as Compared to the Three
Months Ended December 31, 1996

Net Sales increased 73.6% to $23.7 million in the first quarter of fiscal 1998 compared to $13.7 million in the same fiscal 1997 period. The Company believes that this increase in net sales was due to the combined effects, on volume, due to an increase in hard disk sales and new peripheral product offerings (monitors and modems), and, on pricing, of continued competitive pricing.

Gross profit increased 71% from $652,000 in the first quarter of 1997 to $1.1 million in the comparable fiscal 1998 quarter, reflecting both an increase in quarterly unit sales and slightly lower profit margins. Gross profit as a percentage of net sales decreased from 4.8% in the first quarter of 1997 to 4.7% in the first quarter of 1998, mainly due to competitive pricing within the computer parts distribution business.

Selling, general and administrative expenses increased 18.2% from $457,000 in the first quarter of 1997 to $540,000 in the comparable fiscal 1998 period. As a percentage of net sales, SG&A expenses decreased from 3.3% in 1997 to 2.3% in 1998.
Strict cost controls kept SG&A expenses increases well below revenue growth rate.

Income from operations increased 194.9% from $195,000 in the first quarter of fiscal 1997 to $575,000 in the first quarter of 1998.
As a percentage of net sales, operating income increased from 1.4% in 1996 to 2.4% in 1997 mainly as a result of tight administrative cost controls.

Other income (expenses) increased six fold from $(71,000) in
1997 to $(493,000)  in 1998.   This increase was mainly
attributable to losses on sale of securities investments.

Provision for income taxes decreased to $8,000 for the first quarter of 1998 in comparison to $12,000 for the comparable fiscal 1997 period. The income tax provision for the quarter only reflects an accrual for state income taxes, since the Company benefited from the application of net operating loss carryforwards from prior years.

Net income decreased 33.9% to $74,000, or $0.03 per in the first quarter of fiscal 1997 compared to $112,000, or $0.04 per share for the same fiscal 1996 quarter.

Liquidity and Capital Resources


Since May 1994, the Company has primarily operated with internally generated cash flow and vendor lines of credit.
During the second quarter of fiscal 1997, the Company entered into a line of credit agreement which provides accounts receivable and inventory based borrowings of up to $3 million.

Net cash provided by operating activities during the three months ended on December 31, 1997 was $639,000 as compared to $811,000 in the comparable prior year quarter. Cash provided by investments in securities and accounts recievable, offset by an increase in accounts payable largely substantiates the differences between quarterly periods.

Net cash provided by (used in) investing activities in fiscal
1998 was nil, as compared to ($252,000) in 1997.

Net cash provided by (used in) financing activities in 1998 was $1.4 million in comparison to $97,000 in 1997 mainly reflects a change in securities margin liability.

The Company plans to fund the growth of its distribution business with internally generated funds, vendor credit lines and asset-based financing. The Company has been pursuing various alternatives intended to facilitate its entry into the
environmental resources industry.   To this end, it will continue
to explore the development of new recycling projects and
acquisitions along with viable funding schemes.   There can be no
assurances that it will be successful in satisfying its diversification objectives. For a description of the Company's investment in Dalian Green and its role as a technology provider, see Note 1 to the Company's Consolidated Financial Statements for the year ended on September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCC GROUP, INC.
(Registrant)


Date:  February 13, 1998     	   /s/ Jack Wen
           		                    	Jack Wen
				                        	Chairman of the Board, President
                               and Chief Executive Officer


Date:  February 13, 1998            /s/ J. Lauro Valdovinos
	                                 J. Lauro Valdovinos
	             	           Vice President - Finance and Chief
                                  Financial Officer  (Principal
                               Financial and Accounting Officer)