Form 10-Q
period 1998-03-31
PCC GROUP INC
filed 1998-05-11
CIK 756972

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended					                          	Commission  File
March 31, 1998                                        Number: 0-13280


                                  PCC GROUP, INC.
                   (Exact name of registrant as specified in its charter)




         California						                            	95-3815164
(State or other jurisdiction of				                 (I.R.S. Employer
incorporation or organization)				                   Identification No.)




163 University Parkway							                             	91768
Pomona, California       						                          (Zip Code)
(Address of principal executive office)




    Registrant's telephone number, including area code: (909) 869-6133




Indicate by check mark, whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report),and has been subject to such filing requirements for the past 90 days.


	                     Yes  x                    No.___

As of March 31, 1998, the registrant had outstanding 2,647,839 shares of its Common Stock, $.01 par value per share.

ITEM 1.  FINANCIAL STATEMENTS


                          PCC GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                  In thousands
                                  (Unaudited)



                                                  March 31,   September 30,
ASSETS                                               1998            1997
                                                  ---------------------------
CURRENT ASSETS:
Cash and cash equivalents                             $996             $1,057
Securities and other negotiable assets               1,813              1,017
Accounts receivable, less allowances for
   possible losses of $104,025 and $34,447           3,456              3,958
Receivable from related parties                         54                368
Notes receivable - related parties                     100                100
Inventory, less reserves for obsolescence
   of $696,973 and $225,082                          2,813                735
Prepaids and other current assets                      565                230
                                                     ------              -----
   TOTAL CURRENT ASSETS                              9,797              7,465

PROPERTY AND EQUIPMENT, Net                            139                100

INVESTMENTS IN AND ADVANCES TO
   JOINT VENTURES                                    3,105              3,004

OTHER ASSETS                                            18                 23
                                                   -------            -------
   TOTAL ASSETS                                    $13,059            $10,592


The accompanying notes are an integral part of these consolidated financial statements.

                         PCC GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   In thousands
                             (Unaudited)   (Concluded)



<Caption

LIABILITIES AND                                 March 31,       September 30,
SHAREHOLDERS EQUITY                               1997             1998
                                                -----------------------------
CURRENT LIABILITIES:
Accounts payable                                  $5,725              $4,113
Line of credit                                                           140
Accrued liabilities                                  187                 177
Securities margin liability                          653                 428
                                                 ----------------------------
  TOTAL CURRENT LIABILITIES                        6,565               4,858

DEFERRED GAIN ON SALE OF EQUIPMENT                   933                 933


LONG TERM DEBT                                        39                  18

                                                   7,537               5,809
                                                 ---------------------------
SHAREHOLDERS' EQUITY
Non-convertible, Cumulative, New Series A preferred
Stock ($1,200,000 liquidation preference) - $4.80
stated value, shares authorized, issued and
Outstanding - 250,000                              1,200               1,200
Common stock, $.01 stated value; shares authorized,
10,000,000; shares issued and outstanding -
2,647,839 and 2,647,839                               26                  26
Contributed capital in excess of stated value      1,611               1,611
Retained earnings                                  2,832               2,093
Treasury stock, 99,000 shares purchased at cost     (147)               (147)
                                                -----------------------------
  TOTAL SHAREHOLDERS' EQUITY                       5,522               4,783
                                                -----------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY      $13,059              $10,592


The accompanying notes are an integral part of these consolidated financial statements.

                        PCC GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      In thousands, except per share data
                              (Unaudited)


                                      Three Months Ended   Six Months Ended
                                           March 31,           March 31,
                                      1998        1997      1998      1997
                                      --------------------------------------
Net sales                             $19,734    $13,610   $43,479    $27,289

Cost of sales                          18,661     12,848    41,291     25,875
                                     -------------------   ------------------
  Gross profit                          1,073        762     2,188      1,414

Selling, general and administrative
  Expenses                                513        514     1,053        911
                                     -------------------    -----------------
  Income from operations                  560        248     1,135        503

Other income (expense)
  Gain (loss) on sale of investments      209       (229)     (274)      (286)
  Interest (expense) income, net          (23)                 (46)
  Other                                    (6)         1         7        (13)
                                      -------------------    -----------------
                                          180       (228)     (313)      (299)
Net income before income taxes            740         20       822        204

Income taxes                               74          2        82         20
                                      ------------------     ----------------
Net income                               $666        $18      $740       $184
                                       =================      ===============


Income per share
  Net income                            $0.25     $0.01      $0.28      $0.07
  Dividends applicable to preferred
  Stock                                 (0.02)    (0.02)     (0.02)     (0.03)
                                        -----------------     ----------------
  Net income (loss) applicable to
  Common shares                         $0.23    ($0.01)     $0.26      $0.04
                                        ================      ===============
Average weighted number of shares   2,647,839  2,579,339   2,647,839 2,562,265


The accompanying notes are an integral part of these consolidated financial statements.

                          PCC GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               In thousands, (Unaudited)

                                                         Six Months Ended
                                                             March 31,
                                                         1998       1997
                                                         ----------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
Net income                                                $740      $184
Depreciation and amortization                               34        69
Provision for bad debts                                    103        60
Increase (decrease) from changes in:
  Investments in securities                               (796)      382
  Accounts receivable                                      502    (2,503)
  Receivables from related parties                         314       522
  Inventory                                             (2,078)     (417)
  Prepaids and other assets                               (330)     (339)
  Accounts payable and accrued liabilities               1,622     3,018
                                                         ---------------
  Net cash provided by (used in)
  operating activities                                     111       876
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital purchases                                       (177)      (15)
  Net investments in and advances to joint venture        (101)     (389)
                                                          --------------
  Net cash provided by (used in) investing activities     (278)     (404)
CASH FLOW FROM FINANCING ACTIVITIES:
  Change in margin liability                               225      (110)
  Change in line of credit                                (140)
  Borrowings long term debt                                 21
                                                        -----------------
  Net cash provided by (used in) financing activities      106      (110)
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                           (61)      362
CASH AND CASH EQUIVALENTS,
beginning of year                                        1,057       508
                                                         ---------------
CASH AND CASH EQUIVALENTS,
end of quarter                                            $966      $870
                                                         ===============
Cash paid during the year for:
Interest                                                   $45       $15
Income taxes                                                $0        $0

The accompanying notes are an integral part of these consolidated financial statements.

                               PCC GROUP,  INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)





PCC Group, Inc. ("PCCG" or the "Company") is principally a wholesale distributor of microcomputer products. The Company serves a select client base, which includes Value Added Resellers ("VAR's"), system integrators and dealers. Since 1993, PCCG began to establish an environmental resources division. In connection therewith, the Company is in the process of completing it first scrap tire recycling plant located in Dalian Peoples Republic of China. This facility will be operated by Dalian Green Resources Corporation ("Dalian Green"), a joint venture in which the Company holds a fifty-five percent interest and China Dalian Materials Development Corporation, a Chinese entity, holds a forty-five percent interest. The Company's corporate office and warehouse is located in Pomona, California.

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

Note 3 - Income Taxes

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for historical information contained herein, the matters setforth in this report are forward-looking statements within the meaning of the "save harbor" provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. The company disclaims any interest or obligations to update these forward-forward statements.

Three Months Ended March 31, 1998 as Compared to the Three Months Ended March 31, 1997

Net sales of $19.7 million for the quarter ended March 31, 1998 increased by $6.1 million (45%) over net sales of $13.6 million for the similar 1997 period. This increase was due to the combined effects, on volume, on an increase in hard disk sales, and on pricing, of continued competitive pricing.

Gross profit for the second quarter of 1998 was $1.1 million, a 40.8% increase, when compared to $762,000 during the prior year's comparable period reflecting a growth in unit sales along with lower profit margins. Gross profit as a percentage of net sales slightly decreased from 5.6% in the second quarter of 1997 to 5.4% in the second quarter of 1998 due to market oversupply pricing pressures.

Selling, general and administrative expenses remained largely unchanged from $513,000 in the second quarter of fiscal 1998 compared to $514,000 for the comparable fiscal 1997 period. As a percentage of revenue, SG&A expenses decreased from 3.8% in 1997 to 2.6% in 1998. Strict cost controls maintained SG&A expenses in sync with prior year's levels.

Income from operations increased 126% from $248,000 in the second quarter of fiscal 1997 to $560,000 in the comparable fiscal 1998 period, principally reflecting increased billings and volume related SG&A expense reductions. Operating income as a percentage of net sales increased from 1.8% in 1997 to 2.8% in the comparable 1998 quarter.

Other income increased by $408,000 in 1998 when compared to $(228,000) for the comparable fiscal 1997 period. The variance was mainly attributable to profits on sale of securities investments.

Net income increased to $666,000, or $0.24 per share (after preferred stock dividend deduction), in the second quarter of fiscal 1998 compared to $18,000, or $(0.01) per share (after preferred stock dividend deduction) for the same fiscal 1997 quarter.

Six Months Ended March 31, 1998, as Compared to the Six Months Ended March 31, 1997

Net sales increased 59.3% from $27.3 million in 1997 to $43.5 million in 1998. Revenue growth was primarily driven by a demand for high capacity hard disks.

Gross profits increased by 54.7% from $1.4 million in the six-month period ended on March 31, 1997 to $2.2 million in the comparable fiscal 1998 period, principally due new hard disk product offerings. Gross profit as a percentage of net sales slightly decreased form 5.2% in 1997 to 5% in the similar 1998 six month period due to intense competitive pricing.

Selling, general and administrative expenses increased by $142,000 (15.6%) during the 1998 first six-month period when compared to $911,000 for the comparable fiscal 1997 period. As a percentage of revenue, SG&A decreased from

3.3% in 1997 to 2.4% in 1998. Strong cost controls allowed the Company to operate efficiently without hiring new personnel, or incurring in additional administrative expenses.

Income from operations increased 126% from $1.1 million in 1998 to $503,000 for the comparable fiscal 1997 period. As a percentage of net sales, operating income increased from 1.8% in 1997, to 2.6% in 1998, mainly reflecting increased billings and lower administrative expenses.

Other income (loss) for the 1998 period principally reflects continued losses, in the aggregate of $(313,000), in the sale of corporate securities. During the comparable 1997 period, the Company reported a $(299,000) loss mainly attributable to the sale of similar investments.

Net income increased threefold to $740,000, or $0.26 per share (after preferred stock dividend deduction), in the six months ended March 31, 1998 compared to $184,000 for the same fiscal 1997 period.

At the end of fiscal 1997, the Company had net operating loss carryforwards available to offset future taxable income of approximately $2.7 million. It is not possible at this time to determine that the realization of the net deferred tax asset as of September 30, 1997 is more likely than not; accordingly, a 100% valuation allowance has been established.

Liquidity and Capital Resources

Since May 1994, the Company has primarily operated with internally generated cash flow and vendor lines of credit. During the second quarter of fiscal 1997, the Company entered into a line of credit agreement, which provides accounts receivable, and inventory based borrowings of up to $3 million.

Net cash provided by (used in) operating activities in 1998 was $111,000, as compared to $876,000 in 1997 mainly reflects the net effects of cash provided by accounts payable and accrued liabilities, offset by increases in investments in securities, inventory and, prepaids and other assets. During the quarter, corporate securities purchases totaled $8,426,222 while divestitures amounted $9,741,930.

Net cash provided (used in) investing activities in 1998 was $(278,000), as compared to $(404,000) in 1997 and principally consists of inter-company activity.

Net cash provided (used in) financing activities in 1998 was $(61,000) as compared to $362,000 in 1997 and mainly reflects changes in the use of a securities margin credit facility and an asset-based line of credit.

The Company plans to fund the growth of its distribution business with internally generated funds, vendor lines and asset-based financing. The Company is pursing various alternatives intended to enhance shareholder value, and recently retained an investment banker anticipating a cycle of accelerated growth opportunities. The Company also intends to become an active player within the environmental resources industry when its Dalian, PRC, tire-recycling facility commences operations. Furthermore, the Company continues to explore the development of new recycling projects. There can be no assurances that it will be successful in satisfying its diversification objectives. For a description of the Company's investment in Dalian and its role as a technology provider, see Note 1 to the Company's Consolidated Financial Statements for the year ended on September 30, 1997.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PCC GROUP, INC.
                                 (Registrant)




Date:  May 11, 1998          		       /s/ JACK WEN
		                                ----------------------
			                               Jack Wen
                     				        	Chairman of the Board, President and
                                    Chief Executive Officer



Date:  May 11, 1998		                /s/ J. LAURO VALDOVINOS
                                   -------------------------
                                   J. Lauro Valdovinos
	                   	             	Vice President - Finance and Chief
		                 		        		      Financial Officer (Principal
		         		                        Financial and Accounting Officer)