Form 10-Q
period 1998-06-30
PCC GROUP INC
filed 1998-08-10
CIK 756972

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549




                                 FORM 10-Q





         QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended                                           Commission
File
June 30, 1998                                                       Number:
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

                          Yes  x                    No.___

As  of   June 30, 1998, the registrant had outstanding 2,680,339 shares  of its Common Stock,  $.01 par value per share.



ITEM 1.  FINANCIAL STATEMENTS


         PCC GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                   In thousands
                   (Unaudited)



                                                   June 30,September
                                                           30,
ASSETS                                               1998      1997
CURRENT ASSETS:
Cash and cash equivalents                             $738       $1,057
Securities and other negotiable assets                            1,017
Accounts receivable, less allowances for
   Possible losses of $113,944 and $34,447           4,390        3,958
Receivable from related parties                        358          368
Notes receivable - related parties                                  100
Notes receivable,related parties                     1,250
Inventory, less reserves for
   obsolescence of $207,958 and $225,082               644          735
Prepaids and other current assets                    3,112          230
   TOTAL CURRENT ASSETS                             10,492        7,465

PROPERTY AND EQUIPMENT, Net                            132          100

INVESTMENTS IN AND ADVANCES TO
   JOINT VENTURES                                     3,004       3,004

OTHER ASSETS                                            24           23

   TOTAL ASSETS                                    $13,652      $10,592

The accompanying notes are an integral part of these consolidated financial statements.




























         PCC GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                   In thousands
                   (Unaudited)







LIABILITIES AND                                      June 30,  September
                                                               30,
SHAREHOLDERS EQUITY                                    1998       1997
CURRENT LIABILITIES:
Accounts payable                                        $2,652      $4,113
Line of credit                                           4,000         140
Accrued liabilities                                        166         177
Securities margin liability                                            428

   TOTAL CURRENT LIABILITIES                             6,818       4,858

DEFERRED GAIN ON SALE OF EQUIPMENT                         933         933

LONG TERM DEBT                                              37          18

                                                         7,788       5,809
SHAREHOLDERS' EQUITY
Non-convertible, Cumulative, New Series A
preferred stock
($1,200,000 liquidation preference) - $4.80 stated
value,
Shares authorized, issued and outstanding -              1,200       1,200
250,000
Common stock, $.01 stated value; shares authorized
-
10,000,000; shares issued and outstanding -
2,680,339
and 2,647,839                                               27          26
Contributed capital in excess of stated value            1,652       1,611
Retained earnings                                        3,132       2,093
Treasury stock, 99,000 shares purchased at cost          (147)        (147)

   TOTAL SHAREHOLDERS' EQUITY                            5,864       4,783

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $13,652      10,592


    The accompanying notes are an integral part of these consolidated financial statements.
















  PCC GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share data
            (Unaudited)



                                       Three    Nine Months Ended
                                      Months
                                       Ended
                                     June 30,       June 30,
                                       1998       1997     1998      1997
Net sales                              $17,366   $10,951  $60,845   $38,240

Cost of sales                           16,572    10,497   57,865    36,372

   Gross profit                            794       454    2,980     1,868

Selling, general and administrative
   expenses                                481       569    1,500
                                                                 1,480

   Income from operations                  313               1,480       388
                                              (115)

Other income (expense)
   Gain (loss) on sale of                  103       (4)    (152)     (290)
investments
   Interest (expense) income, net         (87)              (160)
   Other                                   (5)        27     (23)        14
                                            11        23    (335)     (276)

Net income before income taxes             324                1,145      520
                                              (92)

Income taxes                                23                106
                                                                  (55)

Net income                                   $  $   (92)        $   $   465
                                           301              1,039


Income per share
   Net income                            $0.11    $(.04)    $0.39     $0.18
   Dividends applicable to preferred    (0.02)    (0.02)   (0.02)      0.05
stock
   Net income (loss) applicable to       $0.09   ($0.06)    $0.37     $0.13
common
   Shares
Average weighted number of shares     2,680,33 2,579,339 2,680,339 2,579,339
                                             9



    The accompanying notes are an
           integral part of these
           consolidated financial
                      statements.











       PCC GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
           In thousands, (Unaudited)

                                                 Nine
                                                Months
                                                 Ended
                                                 June
                                                  30,
                                                  1998     1997
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES
Net income                                           $     ($
                                                 1,039   92)
Depreciation and amortization                       32       98
Provision for bad debts                                      60
                                                 (79)
Increase (decrease) from changes in:
   Investments in securities                     1,017
                                                       343
   Accounts receivable                                       572
                                               (433)
   Receivables from related parties
                                               (1,140) (365)
   Inventory                                                 237
                                               (2,810)
   Prepaids and other assets                              (112)
                                                  18
   Accounts payable and accrued
   Liabilities                                  (1,889)
                                                        (386)
   Net cash provided by (used in)
   operating activities                                      539
                                               (4,245)
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of common stock                        47
   Fixed Asset disposal                                (59)

                                                         (81)
   Net investments in and advances to joint                (10)
venture
   Net cash provided by (used in) investing         47    (150)
activities
CASH FLOW FROM FINANCING ACTIVITIES:
   Change in margin liability                             (180)
   Change in line of credit                      3,860      200
   Borrowings long term debt                        19
   Net cash provided by (used in)
   financing activities                          3,879       20
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                 (319)      409
CASH AND CASH EQUIVALENTS,
beginning of year                                1,057      508

CASH AND CASH EQUIVALENTS,
end of quarter                                   $  738   $  917

Cash paid during the year for:
Interest                                          $123      $26
Income taxes                                      $106       $6


 The accompanying notes are an integral part of
      these consolidated consolidated financial
                                    statements.












                             PCC GROUP,  INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)





     PCC Group, Inc. ("PCCG" or the "Company") is principally a wholesale distributor of microcomputer products. The Company serves a select client base, which includes Value Added Resellers ("VAR's"), system integrators and dealers. Since 1993, PCCG began to establish an environmental resources division. In connection therewith, the Company is in the process of completing it first scrap tire recycling plant located in Dalian Peoples Republic of China. This facility will be operated by Dalian Green Resources Corporation ("Dalian Green"), a joint venture in which the Company holds a fifty-five percent interest and China Dalian Materials Development Corporation, a Chinese entity, holds a forty-five percent interest. The company is experiencing difficulty with the orignal design and has not received the permits necessary to operate the plant. The company is working to resolve these problems. The Company's corporate office and warehouse is located in Pomona, California.

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending
September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for historical information contained herein, the matters setforth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. The Company disclaims any interest or obligations to update these forward-looking statements.

Three Months Ended June 30, 1998 as Compared to the Three Months Ended June 30, 1997

     Net sales of $17.4 million for the quarter ended June 30, 1998 increased by $6.5 million (60%) over net sales of $10.9 million for the similar 1997 period. This increase was due to the combined effects, on volume, on an increase in hard disk sales, and of continued competitive pricing polocies.

     Gross profit for the second quarter of 1998 was $794, a 75% increase, when compared to $454,000 during the prior year's comparable period reflecting a growth in unit sales. Gross profit as a percentage of net sales slightly 1ncreased from 4.1% in the second quarter of 1997 to 4.5% in the third quarter of 1998.

     Selling, general and administrative expenses changed to $481,000 in the third quarter of fiscal 1998 compared to $569,000 for the comparable fiscal 1997 period. As a percentage of revenue, SG&A expenses decreased from 5.2% in 1997 to 2.7% in 1998. The difference is due to higher sales volume and an extraordinary expense in the third quarter of 1997. Strict cost controls maintained SG&A expenses in sync with prior year's levels.

     Income from operations increased from ($115,000) in the second quarter of fiscal 1997 to $313,000 in the comparable fiscal 1998 period, principally reflecting increased billings and volume related SG&A expense reductions. Operating income as a percentage of net sales increased from (1.0)% in 1997 to 2.9% in the comparable 1998 quarter.

     Other income decreased by $12,000 in 1998 when compared to the comparable fiscal 1997 period.

     Net income increased to $301,000, or $0.09 per share (after preferred stock dividend deduction), in the second quarter of fiscal 1998 compared to ($92,000), or $(0.06) per share (after preferred stock dividend deduction) for the same fiscal 1997 quarter.

Nine Months Ended June 30, 1998, as Compared to the Nine Months Ended June 30, 1997

     Net sales increased 59.3% from $38.2 million in 1997 to $60.8 million in 1998. Revenue growth was primarily driven by a demand for high capacity hard disks.

     Gross profits increased by 60% from $1.9 million in the nine-month period ended on June 30, 1997 to $3.0 million in the comparable fiscal 1998 period, principally due new hard disk product offerings. Gross profit as a percentage of net sales stayed the same at 4.9 %.

     Selling, general and administrative expenses increased by $20,000 (1.3%) during the 1998 first six-month period when compared to the comparable fiscal 1997 period. As a percentage of revenue, SG&A decreased from 3.9% in 1997 to 2.5% in 1998. Strong cost controls allowed the Company to operate efficiently without hiring new personnel, or incurring in additional administrative expenses.

     Income from operations increased 126% from $388,00 in 1997 to $1,480,000 for the comparable fiscal 1998 period. As a percentage of net sales, operating income increased from 1.0% in 1997, to 2.5% in 1998, mainly reflecting increased billings and lower administrative expenses.

     Other income (loss) for the 1998 period principally reflects continued losses, in the aggregate of $(152,000), in the sale of corporate securities. During the comparable 1997 period, the Company reported a $(290,000) loss mainly attributable to the sale of similar investments.

     Net income increased threefold to $1,039,000, or $0.37 per share (after preferred stock dividend deduction), in the nine months ended June 30, 1998 compared to $465,000 for the same fiscal 1997 period.

     At the end of fiscal 1997, the Company had net operating loss carryforwards available to offset future taxable income of approximately $2.7 million. It is not possible at this time to determine that the realization of the net deferred tax asset as of September 30, 1997 is more likely than not; accordingly, a 100% valuation allowance has been established.

Liquidity and Capital Resources


     Since May 1994, the Company has primarily operated with internally generated cash flow and vendor lines of credit. During the second quarter of fiscal 1997, the Company entered into a line of credit agreement, which provides accounts receivable, and inventory based borrowings of up to $3 million. The company has a short term bank loan based on receivables and/or inventory. The maximum available under this facility is $5,000,000
     The company had borrowing combined under both lines of $2.6 million based on available collaterial.
     To date the company has invested $3 million in the Dalian Green Joint Venture. The Dalian Green facility has not commenced operations because of regulatory difficulties with the Chinese government, and problems with the original design. The company is working to resolve these problems, however if the plant is not operating by year-end according the the accounting regulations the company may have to reserve some portion of the investment. Howeve the company has determined that it will limit its future expenses related to the facility, and thee fore does not expect that the Chinese Joint Venture will negatively affect the Compan's future liquidity.
     Net cash provided by (used in) operating activities in 1998 was ($4,245,000), as compared to $539,000 in 1997 mainly reflects the net effects of cash provided by sale of securities to a related party. Offset by a note receivable., offset by increases in investments in securities, inventory and, prepaids and other assets. The cash requirements fot the quarter went to the acquisition of capital equipment for resale, and the reduction in liabilities.

     Net cash provided (used in) investing activities in 1998 was $47,000 for the redemption of stock options, as compared to $(150,000) in 1997 consisting primarily of inter-company activity.

     Net cash provided (used in) financing activities in 1998 was $3,879,000 as compared to $20,000 in 1997 this reflects the acquisition of equipment for resale and the reduction of liablilities.
     The company divested itself of its investment portfolio, receiving a short term note of $1,250,000 for the balance of its stock fund.
     The Company plans to fund the growth of its distribution business with internally generated funds, vendor lines and asset-based financing. The Company is pursing various alternatives intended to enhance shareholder value, and recently retained an investment banker. The Company also intends to become an active player within the environmental resources industry when its Dalian, PRC, tire-recycling facility commences operations. Furthermore, the Company continues to explore the development of new recycling projects. There can be no assurances that it will be successful in satisfying its diversification objectives. For a description of the Company's investment in Dalian and its role as a technology provider, see
Note 1 to the Company's Consolidated Financial Statements for the year ended on September 30, 1997.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PCC GROUP, INC.
                               (Registrant)




Date:     August    13,   1998                           /s/    JACK    WEN
Jack Wen
                              Chairman of the Board, President and
                                       Chief Executive Officer



Date:  August 13, 1998               _______/s/ Jack Wen           ___
                                                Jack Wen
                                                  Acting
                                   Vice   President  -  Finance  and  Chief
Financial                         Officer                        (Principal
Financial and Accounting Officer)