Form 10-Q/A
period 1998-06-30
PCC GROUP INC
filed 1998-08-19
CIK 756972

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549




                                 FORM 10-QA





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



ITEM 1.  FINANCIAL STATEMENTS


         PCC GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                   In thousands
                   (Unaudited)/(Audited)



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




























         PCC GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                   In thousands
                   (Unaudited)/(Audited)







LIABILITIES AND                                      June 30,  September
                                                               30,
SHAREHOLDERS EQUITY                                    1998       1997
CURRENT LIABILITIES:
Accounts payable                                        $2,652      $4,113
Line of credit                                           4,000         140
Accrued liabilities                                        166         177
Securities margin liability                                            428

   TOTAL CURRENT LIABILITIES                             6,818       4,858

DEFERRED GAIN ON SALE OF EQUIPMENT                         933         933

LONG TERM DEBT                                              37          18

                                                         7,788       5,809
SHAREHOLDERS' EQUITY
Non-convertible, Cumulative, New Series A
preferred stock
($1,200,000 liquidation preference) - $4.80 stated
value,
Shares authorized, issued and outstanding -              1,200       1,200
250,000
Common stock, $.01 par value; shares authorized
-
10,000,000; shares issued and outstanding -
2,680,339
and 2,647,839                                               27          26
Contributed capital in excess of stated value            1,652       1,611
Retained earnings                                        3,132       2,093
Treasury stock, 99,000 shares purchased at cost          (147)        (147)

   TOTAL SHAREHOLDERS' EQUITY                            5,864       4,783

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $13,652      10,592


    The accompanying notes are an integral part of these consolidated financial statements.
















  PCC GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share data
            (Unaudited)



                                       Three    Nine Months Ended
                                      Months
                                       Ended
                                     June 30,       June 30,
                                       1998       1997     1998      1997
Net sales                              $17,366   $10,951  $60,845   $38,240

Cost of sales                           16,572    10,497   57,865    36,372

   Gross profit                            794       454    2,980     1,868

Selling, general and administrative
   expenses                                481       569    1,500
                                                                 1,480

   Income from operations                  313               1,480       388
                                              (115)

Other income (expense)
   Gain (loss) on sale of                  103       (4)    (152)     (290)
investments
   Interest (expense) income, net         (87)              (160)
   Other                                   (5)        27     (23)        14
                                            11        23    (335)     (276)

Net income before income taxes             324                1,145      520
                                              (92)

Income taxes                                23                106
                                                                  (55)

Net income                                   $  $   (92)        $   $   465
                                           301              1,039


Income per share
   Net income                            $0.11    $(.04)    $0.39     $0.18
   Dividends applicable to preferred    (0.02)    (0.02) (R) (0.04)  ( 0.05)
stock
   Net income (loss) applicable to       $0.09   ($0.06) (R) $0.35     $0.13
common
   Shares
Average weighted number of shares    2,680,339  2,579,339 2,680,339 2,579,339




    The accompanying notes are an
           integral part of these
           consolidated financial
                      statements.











       PCC GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
           In thousands,
(Unaudited)/(Audited)

                                                 Nine     Nine
                                                Months   Months
                                                 Ended    Ended
                                                 June     June
                                                  30,      30,
                                                  1998     1997
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES
Net income                                      $1,039      $92

Depreciation and amortization                       32       98
Provision for bad debts                            (79       60
Increase (decrease) from changes in:
   Investments in securities                     1,017      343
   Accounts receivable                           (433)      572
   Receivables from related parties            (1,140)     (365)
   Inventory                                   (2,810)      237
   Prepaids and other assets                       18      (112)
   Accounts payable and accrued
   Liabilities                                  (1,889)    (386)
   Net cash provided by (used in)
   operating activities                         (4,245)     539
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of common stock                        47      (59)
   Fixed Asset disposal                                     (81)
   Net investments in and advances to joint                 (10)
venture
   Net cash provided by (used in) investing         47     (150)
activities
CASH FLOW FROM FINANCING ACTIVITIES:
   Change in margin liability                              (180)
   Change in line of credit                      3,860      200
   Borrowings long term debt                        19
   Net cash provided by (used in)
   financing activities                          3,879       20
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                 (319)      409
CASH AND CASH EQUIVALENTS,
beginning of year                                1,057      508

CASH AND CASH EQUIVALENTS,
end of quarter                                   $  738   $  917

Cash paid during the year for:
Interest                                          $123      $26
Income taxes                                      $106       $6


 The accompanying notes are an integral part of
      these consolidated consolidated financial
                                    statements.












                             PCC GROUP,  INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)/(Audited)





     PCC Group, Inc. ("PCCG" or the "Company") is principally a wholesale distributor of microcomputer products. The Company serves a select client base, which includes Value Added Resellers ("VAR's"), system integrators and dealers. The company also has established an environmental resources division, and in connection therewith, the Company has established a scrap tire recycling plant located in Dalian Peoples Republic of China. This facility is owned  by  Dalian  Green Resources  Corporation  ("Dalian Green"),
  a joint venture in which the Company holds a fifty-five percent interest and China Dalian Materials Development Corporation, a Chinese
 entity, holds a forty-five percent interest. The company is experiencing difficulty with the orignal design and has not received the permits necessary to operate the plant. The company is working to resolve these problems. The Company's corporate office and warehouse is located in Pomona, Ca.

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

     Income from operations increased 281% from $388,00 in 1997 to $1,480,000 for the comparable fiscal 1998 period. As a percentage of net sales, operating income increased from 1.0% in 1997, to 2.5% in 1998, mainly reflecting increased billings and lower administrative expenses.

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