Form 10-K/A
period 1997-09-30
PCC GROUP INC
filed 1998-09-15
CIK 756972

-19-


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-K/A
                        AMENDMENT NO. 1


      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the fiscal year ended September 30, 1997.
                               or
      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For  the transition period from _______________ to ______________
_.

                 Commission file number 0-13280

                        PCC GROUP, INC.
     (Exact name of registrant as specified in its charter)

              California                          95-3815164
     (State or other jurisdiction    (I.R.S. Employer Identification No.)
  of incorporation or organization)

163 University Parkway, Pomona, California          91768
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (909)  869-61
33

                                                   Name  of  each
exchange
Securities  registered  pursuant to Section  12(b)  of  the  Act:
Title of each class   on which registered
                                                             None
None

Securities  registered  pursuant to Section  12(g)  of  the  Act:
Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing
requirements   for  the  past  90   days.             YES       X
NO

      Check mark indicates that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

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




                 PCC Group, Inc. and Subsidiaries





       Report on Audited Consolidated Financial Statements

      For the Years Ended September 30, 1995, 1996 and 1997





        Report of Independent Certified Public Accountants





The Shareholders of
PCC Group, Inc. and Subsidiaries

          We have audited the accompanying consolidated balance sheets of PCC Group, Inc. (a California corporation) and subsidiaries as of September 30, 1996 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. We have also audited the schedule listed in Item 14(a)(2) of this Form 10k. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of one foreign joint venture, which the Company's investments in and advances to joint venture amounted to $2,995,248 and $3,004,367 as of September 30, 1996 and 1997. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for such joint ventures, is based solely on the reports of the other auditors.

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

                                                    BDO  SEIDMAN,
LLP

Los Angeles, California
December 5, 1997
                 PCC GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS




                                                  September 30,
                                               1996          1997

ASSETS

CURRENT ASSETS:
 Cash  and cash equivalents                  $507,719     $1,057,269
 Securities and other negotiable assets 1,005,509 1,016,625 Accounts receivable, less allowances for
 possible losses of $99,000 and $34,447     1,872,497      3,958,535
 Receivable from related parties (Note 7)     576,282        367,654
 Notes receivable - related parties(Note 7)   100,000        100,000
 Inventory, less reserves for obsolescence
  of $371,000 and $225,082                  1,057,247        734,673
 Prepaids and other current assets             80,685        230,044

     TOTAL CURRENT ASSETS                   5,199,939      7,464,800



PROPERTY AND EQUIPMENT, net (Note 2)          145,303         99,706



INVESTMENT IN AND ADVANCES TO
  JOINT VENTURE (Note 1)                    2,995,248      3,004,367



OTHER ASSETS                                   80,703         23,391

TOTAL ASSETS                              $  8,421,19    $10,592,264


         See accompanying summary of accounting policies and notes to consolidated financial statements.
                 PCC GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Concluded)



                                                  September 30,
                                              1996       1997

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                          $2,262,026  $4,113,545
 Current portion of long-term debt (Note 6)     1,414       -
 Accrued liabilities                          127,498     176,788
 Securities margin liability (Note 3)         551,455     427,658
 Line of credit (Note 6)                         -        140,000

     TOTAL CURRENT LIABILITIES              2,942,393   4,857,991

DEFERRED GAIN ON SALE OF EQUIPMENT (Note 1)   933,063     933,063

LONG-TERM DEBT, (Note 6)                         -         17,793

                                            3,875,456   5,808,847

COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)

SHAREHOLDERS' EQUITY (Notes 8 and 9):
Non-convertible, Cumulative, New Series
A preferred stock ($1,800,000 and
$1,960,000 liquidation preference
in 1996 and 1997) - $4.80 stated value,
 shares authorized,issued and outstanding
  250,000                                   1,200,000   1,200,000
Common stock, $.01 stated value; shares
authorized -10,000,000; shares issued
and outstanding, 2,528,117 and 2,647,83        25,281      26,478
Contributed capital in excess of stated
value                                       1,347,085   1,610,638
Stock subscribed (Note 8)                     230,500       -
Retained earnings                           1,742,871   2,093,246
Treasury  stock,  99,000 shares
purchased  at  cost          -                          (146,945)

TOTAL SHAREHOLDERS' EQUITY                   4,545,737  4,783,417

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY   $8,421,193 $10,592,264


         See accompanying summary of accounting policies and notes to consolidated financial statements.
                 PCC GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME



                                     Year ended September 30,
                                    1995       1996      1997

NET SALES (Note 7)           $40,473,158 $40,644,767 $63,643,054
COST OF SALES (Note 7)        38,959,851  38,752,351  60,823,433
    Gross  profit              1,513,307   1,892,416   2,819,621

SELLING, GENERAL AND
ADMINISTRATIVE  EXPENSES       2,157,655   1,642,705   2,413,986

Income(loss)from operations     (644,348)    249,711     405,635

OTHER INCOME (EXPENSE):
Interest(expense)income, net      25,788       6,305    (42,259)
Gain on sale of equipment to
related party  (Note 1)          426,802     135,000      -
Gain(los on sale of investments  205,536     (56,684)   (13,306)
Gain on reversal of
accrued liability                 -          233,731         -
 Other - net                      30,300      78,575     15,305
                                 688,426     396,927    (40,260)

Income before income taxes        44,078     646,638    365,375

INCOME TAXES (Note 4)            (19,337)    (3,200)   (15,000)

NET INCOME                        24,741     643,438    350,375

Dividends applicable to
preferred stock                 (160,000)   (160,000   (160,000)

NET INCOME (LOSS) APPLICABLE TO
COMMON SHARES                 $(135,259) $   483,438   $ 190,375

INCOME PER SHARE:
 Net income (loss) applicable to
     common  shares             $(0.06)        $0.20      $ 07

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES & COMMON EQUIVALENTS    2,285,375   2,466,816  2,566,144

         See accompanying summary of accounting policies and notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents

                                    Year ended September 30,
                                    1995      1996       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                        $24,741  $643,438  $ 350,375
 Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities:
  Depreciation and amortization     130,655   124,902   113,407
  Provision for bad debts           228,000    46,000   152,115
  Loss(gain)on sale of  assets        1,086    (6,502)      -
  Gain on sale of equipment       (426,802)  (135,000)      -
  (Gain) loss on sale of
  investments                     (205,536)    56,684    13,306
Increase (decrease) from changes in:
Purchases of investments held for
Trading                        (3,654,041) (12,568,358)(12,015,949)
Proceeds on sales of investments
held  for trading               3,776,702   11,589,040  11,991,527
Accounts  receivable             (23,036)    (260,889)  (2,238,154)
Receivable from related
parties                           401,880      315,69     208,628
   Income taxes receivable        130,000          -         -
   Inventory                    1,781,781    (858,588)    322,574
   Prepaids and other assets       24,763     (71,313)    (92,045)
   Accounts payable and accrued
  liabilities                  (1,969,924)    270,722    1,898,759
   Income taxes payable            19,337     (19,337)       2,050
   Net cash provided by (used in)
   operating activities           239,606    (873,509)     706,593
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures            (20,803)     (72,170)    (67,810)
   Purchase of tire recycling
   equipment                  (2,251,552)    (819,315)        -
 Proceeds on sale of
  tire recycling equipment      3,200,000      300,000        -
 Proceeds on sale of assets         1,500       11,587        -
 Principal payments on notes
 receivable - related parties      65,358          -          -
 Net advances(to)
from joint venture               (430,000)         -          -
 Capital contributions/advances to
 joint venture                   (198,430)    (378,786)    (9,119)
 Net cash provided by (used in)
 investing activities             366,073     (958,684)  (76,929)

         See accompanying summary of accounting policies and notes to consolidated financial statements.
                 PCC GROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Continued)

         Increase (Decrease) in Cash and Cash Equivalents

                                               Year     ended
                                                September 30,
                                          1995    1996      1997
CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit - borrowing                  -         -    1,400,500
Line    of   credit   -   repayments        -         -   (1,260,500)
Due to related party                    (500,000)     -         -
Proceeds from common stock issuance          -     993,000      -
Cancellation of common stock                 -         (54)     -
Change in margin liability                 7,455   544,000  (123,797)
Principal payments on long-term debt      (7,389)   (8,145)   (1,413)
Borrowing of long-term debt                  -         -       17,791
Purchase of treasury stock                   -         -     (112,695)
Net cash provided by (used
in) financing activities                (499,934) 1,528,801  (80,114)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                     105,745  (303,392)  549,550

CASH AND CASH EQUIVALENTS,
beginning of year                        705,366   811,111   507,719

CASH AND CASH EQUIVALENTS,
end of year                             $811,111  $507,719 $1,057,269



  Cash paid during the year for:
   Interest                             $  4,758  $  2,700   $19,512
   Income taxes                         $ 15,050  $  3,200   $12,950




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

   Increase (decrease) in assets and (increase) decrease in liabilities from:

   Sale of equipment:
    Receivable    from    sale    of    equipment      $2,130,518
    Non-cash portion of intercompany
    profit elimination                                 (1,171,785)
    Deferred gain on sale of equipment                   (958,733)

   Default on note payable and foreclosure on land:
    Unimproved land                            $(384,000)
    Current portion of long-term debt            350,000
    Accrued liabilities                           34,000



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

INVESTMENTS

          Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" expands the use of fair value accounting but retains the use of amortized cost for those debt securities where there is a positive intent and ability to hold such debt securities to maturity. The Company has classified its investments in debt and equity securities into the trading category. The Company had gains (losses) on sale of investments of $205,536, $(56,684) and $(13,306) for the years ended September 30, 1995, 1996 and 1997.
                 PCC GROUP, INC. AND SUBSIDIARIES

                  SUMMARY OF ACCOUNTING POLICIES
                           (Continued)




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

                  SUMMARY OF ACCOUNTING POLICIES
                           (Continued)




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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)


NOTE 1 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES (Continued)

         Summarized financial data of DGR consists of:
                                               September 30,
                                             1996        1997

    Current assets                        $ 650,000     $ 81,000
    Non-current assets                   11,862,000   14,253,000
  Total assets                           12,512,000   14,334,000

    Current liabilities                    3,934,000   3,940,000
    Non-current liabilities                5,113,000   7,057,000
    Equity                                 3,465,000   3,337,000

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

NOTE 2 - PROPERTY AND EQUIPMENT

    Property and equipment consists of:
                                                 September 30,
                                             1996        1997

    Furniture, fixtures and equipment       $810,225     $743,398
    Vehicles                                  35,872       61,966
    Leasehold improvements                     6,900        8,457
                                             852,997      813,821
    Accumulated depreciation and
    Amortization                            (707,694)    (714,115)
    Property and equipment, net             $145,303      $99,706

NOTE 3 - MARGIN LIABILITY

         The Company invests excess cash in various securities on a short term margin basis. The investments are made for trading purposes which involve varying degrees of market risk in excess of amounts recognized in the balance sheet. In a margin transaction, brokers extend credit to customers, subject to various regulatory margin requirements, which allow customers to purchase securities in excess of the
                 PCC GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)


underlying collateral. Margin requirements may not be sufficient to fully cover losses which customers may incur. Such transactions may expose the Company to significant risk in the event that the value of the securities decline.
As of September 30, 1996 and 1997, the Company had securities margin liability of $551,455 and $427,658. The notional value of the securities owned by the Company as of September 30,1997 was $1,090,592


NOTE 4 - INCOME TAXES

         Income taxes are as follows:

                                        Year ended September 30,
                                         1994     1995    1996
    Current
      Federal                            $ -      $ -     $ -
      State                              19,377    3,200  15,000
                                         $19,377  $3,200 $15,000

          The components of the net deferred tax asset and liability are as follows:


                                              September 30,
                                             1996        1997

    Deferred tax asset                    $1,238,307 $1,034,539
    Deferred tax liability                  (98,428)    (78,571)
    Valuation allowance                   (1,139,881)  (955,968)

                                            $   -        $  -

         The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax asset and liability, and their approximate tax effects, are as follows:

                                      Year ended September 30,
                                             1996        1997

    Excess tax depreciation over book     $ (45,507)   $(23,338)
    Inventory and bad debt reserves         203,222      77,881
    Accrued vacation                          2,814       3,585
    State taxes                               1,088       1,621
    Installment sales                       (52,248)    (52,248)
    Other                                     3,008          -
    Net operating loss carryforwards      1,027,504     948,467
    Valuation allowance                  (1,139,881)   (955,968)
                                            $   -        $  -



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

          The  difference between the effective tax rate and that
computed under the federal statutory rate is as follows:
                                               1995  1996   1997

    Federal statutory rate                      34%    34%   34%
    Federal utilization of net operating
     loss carryforward                           (34)  (34)  (34)
     State  taxes,  net  of federal  benefit            -       -
4.1
                                                     -%        -%
4.1%

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

    Commitments
          The Company leases a building and equipment under noncancelable operating leases expiring at various dates through 2001. Future minimum rental payments required under operating leases that have an initial or a remaining noncancelable lease term in excess of one year at September 30, 1997 are as follows:

      Year ending
     September 30,

         1998                               $ 73,978
         1999                                 31,021
         2000                                 13,018
         2001                                 13,018
         2002                                  3,328
                                            $134,363

          Rental expense for the years ended September 30, 1995, 1996 and 1997 was approximately $146,000, $148,000 and $104,950.

                 PCC GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

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

                                            Included    in    the
accompanying consolidated statements of income are sales to related parties of $4,221,767, $3,640,732 and $2,744,229 for the years ended September 30, 1995, 1996, and 1997 and purchases fr om related parties of $103,844, $49,880 and $179,302 for the years ended September 30, 1995, 1996 and 1997. In additional the Company has an outstanding loan with a related party, as of September 30, 1996 and 1997, in the amount of $0 and $54,017. Consulting fees of $300,000 were paid to a related party during fiscal 1997, for administrating and designing the technology of the tire recycling plant.


                 PCC GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

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

                                        Year ended September 30,
                                             1996        1997

Net income attributable to common stockholders:
 As reported                                 643,438     350,374
 Pro forma                                   510,288     205,439

Net income applicable to common shares
     As    reported                              .02         .07
     Pro    forma                                .12         .02
                 PCC GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Concluded)




NOTE 10 - STOCK OPTION PLAN (Continued)

The stock option plan summary and changes during each year is presented below:

                          Year ended September 30,
                          1995                   1996                   1997
                          Weighted               Weighted             Weighted
                          Average                Average              Average
                          Exercise               Exercise             Exercise
                   Shares   Price      Shares    Price  Shares       Price
Options outstanding at
 beginning of year 300,000   $1.15       300,000 $1.15  395,000   $   1.52

Options granted       -       -           95,000  2.70   20,000       2.00

Options cancelled     -       -               -      -       -         -

Options exercised     -       -                -      -       -        -

Options at end of
year              300,000  $1.15         395,000 $1.52  415,000   $   1.54

Options exercisable
at end of year    117,300   1.12         212,300 1.87   292,300       1.47

Weighted-average fair
 value of options
 granted during the
 year                 $   -          $    .52         $  3.10


The following table summarizes information about the stock options outstanding at September 30, 1997.


                Options Outstanding                      Options Exercisable
                Number         Weighted  Avg. Weighted   Number   Weighted
Range  of       Outstanding    Remaining      Average    Exer.    Average
Exer,  Price    9/30/97        Contractual    Exer.Price 9/30/97  Exercisable
                                                                  Price

$1.12 to 1.50    355,000        5.5 years     $   1.20    232,300    $  1.21
$2.00 to 3.50     60,000        5.0  years        2.50     60,000       2.50

$1.12 to 3.50    415,000        5.7  years   $    1.90    292,300    $  1.47

                 PCC GROUP, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Concluded)




NOTE 10 - STOCK OPTION PLAN (Continued)

Options exercisable at September 30, 1997 have an average exercise price of $1.86. The fair value of the stock options
granted   during   1997  and  1996  was  $62,000   and   $50,214,
respectively, on the date of grant using the Black Scholes option-pricing model. The weighted-average assumptions used were as follows:

                                      Year ended September 30,
                                            1996         1997

Discount rate - bond yield rate             6%           6%

Volatilit                                 75.34%         75.34%

Expected life                             5 years      5 years

Expected dividend yield                            -           -

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

                 PCC GROUP, INC. AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 and 1997



                                 Amount
                  Beginning     charged                  Ending
Description        balance    to expense   Deductions   balance

Allowance for doubtful
 accounts:

 Fiscal 1995        $ 96,000    $228,000     $ 60,000    $264,000

 Fiscal 1996        $264,000    $ 46,000     $211,000    $ 99,000

 Fiscal 1997        $ 99,000    $152,000     $216,000    $ 35,000

Reserve for inventory
 obsolescence:

 Fiscal 1995        $184,000    $157,000     $   -       $341,000

 Fiscal 1996        $341,000    $ 30,000     $   -       $371,000

 Fiscal 1997        $371,000   $      -      $146,000    $225,000
                           SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 4, 1998

                                  PCC GROUP, INC.


                                  By: /s/ Jack Wen
                                     Jack Wen
                                     Chairman of the Board,
                                      Chief Executive Officer and
President



        Dalian North Certified Public Accountants Office
  Golden Horse Road, North Accounting Company Building, Dalian
                        Development Zone
        Telephone: 86-411-765-5664; Fax: 86-411-761-1017

    Reference: Enterprise with Foreign Investment  (1997) 297


The Board of Directors
Dalian Green Resources Co. Ltd.

       We have audited the accompanying balance sheets and statements of changes in financial position of Dalian Green
Resources  Co.  Ltd. as of September 30, 1996  and  1997.   These
financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements. We conducted our audit in accordance with independent audit standards for certified public accountants in China. During the process of audit, we implemented all necessary audit procedures including examining accounting records on a sampling basis.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and changes in financial position as of September 30, 1996 and 1997 in conformity of with Accounting Standards for Enterprises and Accounting Regulation for Enterprises with Foreign Investment in China on a consistent basis.




                            Dalian    North   Certified    Public
          Accountants Office

                         Chinese Certified Public Accountants:

                         Zhao Yong and Liu Hongtao

November 25, 1997

                  DALIAN GREEN RESOURCE CO LTD.
       STATEMENT OF CHANGES IN FINANCIAL POSITION (IN RMB)

                                 09/30/96    09/30/97    09/30/97
                                   BALANCE    BALANCE     BALANCE
                                          RM.      RM.        US$


ASSETS
Cash and cash equivalent        4,916,000      151,000     18,189
Accounts receivable                     0            0          0
Other accounts receivable         244,000      129,000     15,539
Inventory                         235,000      394,000     47,460
     Total current assets       5,395,000      674,000     81,188

Property, plant and equipment   2,009,000    1,800,000    216,823
Accumulated depreciation        ( 193,000)    (399,000)   (48,062)


Construction in progress       87,246,000  106,121,000  12,783,044
Intangible assets               6,449,000    6,449,000     776,829
Organizational expenses         2,967,000    4,355,000     524,591

                               98,478,000  118,326,000  14,253,225

Total Assets                  103,873,000  119,000,000  14,334,413



LIABILITIES AND EQUITY
Short-tem bank loans            4,630,000    2,679,000     322,705
Current portion of long-term
bank loans                              0            0           0
Accounts payable               24,262,000   24,301,000   2,927,232
Taxes payable                     (40,000)     (44,000)     (5,300)
Accrued liabilities             3,811,000    5,777,000     695,882
Total current liabilities      32,663,000   32,713,000   3,940,518

Long-term bank loans           41,821,000   57,867,000   6,970,500
Deferred gain or (loss) of foreign
Exhange                           621,000      710,000      85,525
                               42,442,000   58,577,000   7,056,02
Total Liabilities              75,105,000   91,290,000  10,996,543


INVESTORS EQUITY
Dalian Materials Devel (US$)    2,520,000                2,520,000
PCC Group, Inc.  (US$)          1,550,000                1,550.000
Contributed capital
(US$1=RM. 5.7)                 23,199,000   23,199,000
Additional paid in capital      5,569,000    4,511,000
Translation adjustments                                   (733,000)
   Total Investors equity      28,768,000   27,710,000   3,337,000


Total liabilities and equity 103,873,000   119,000,000  14,334,413

                 DALIAN GREEN RESOURCE CO., LTD.
      STATEMENT OF CHANGES IN FINANCIAL POSITION ( IN RMB)

Year ended September 30,               1996                       1997
                                .
Cash flows from operating activities
Net income (loss)                           0                       0
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in ) operating activities
      Depreciation                    150,000                 253,000
      Loss on disposal of fixed assets      0                 162,000
      Increase (decrease) from changes in :
      Other account receivable         47,000                 115,000
      Inventory                      (235,000)               (159,000)
      Tax refunds receivable          (39,000)                 (4,000)
      Accounts payable              6,189,000                  39,000
      Accrued liabilities           3,213,000                 908,000
Net cash provided by operating
activities                          9,325,000               1,314,000


Cash flows from investing activities

Increase in
property, plant and equipment        (847,000)                      0
construction in progress          (20,160,000)            (18,875,000)
intangible assets                    (363,000)                      0
organization expenses              (1,502,000)             (1,388,000)
Net cash flows
in investing activities           (22,872,000)            (20,263,000)


Cash flows from financing activities
Proceeds of capital injected        2,495,000                       0
Repayment  of short term
bank loans                         (4,561,000)             (1,951,000)
Proceeds of long term bank loans   16,677,000              16,046,000
Net cash flows  from
financing activities               14,611,000              14,095,000


Effect of changes in exchange rates    99,000                  89,000


Net decrease in cash and
cash equivalents                    1,163,000              (4,765,000)

Cash and cash equivalents, beg.     3,753,000               4,916,000

Cash  and cash equivalents, end     4,916,000                 151,000



Noncash transactions :

Additional paid in capital                                 (1,058,000)
Accrued liabilities                                         1,058,000