Form 10-Q/A
period 1998-06-30
PCC GROUP INC
filed 1998-09-15
CIK 756972

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549




                              FORM 10-Q /A-2





         QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended                                       Commission File
June 30, 1998                                               Number:0-13280




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
              (Unaudited)/(Audited)



                                                   June 30,  September
                                                                 30
ASSETS                                               1998      1997
CURRENT ASSETS:
Cash and cash equivalents                             $738       $1,057
Securities and other negotiable assets                            1,017
Accounts receivable, less allowances for
   Possible losses of $113,944 and $34,447           4,390        3,958
Receivable from related parties                        358          368
Notes receivable - related parties                                  100
Notes receivable                                     1,250
Inventory, less reserves for
   obsolescence of $207,958 and $225,082               644          735
Prepaids and other current assets                    3,112          230
   TOTAL CURRENT ASSETS                             10,492        7,465

PROPERTY AND EQUIPMENT, Net                            132          100

INVESTMENTS IN AND ADVANCES TO
   JOINT VENTURES                                     3,004       3,004

OTHER ASSETS                                            24           23

   TOTAL ASSETS                                    $13,652      $10,592

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
















  PCC GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share data
       (Unaudited)/(Audited)



                                       Three    Nine Months Ended
                                       Months
                                       Ended
                                      June 30,      June 30,
                                        1998      1997     1998      1997
Net sales                              $17,366   $10,951  $60,845    $38,240

Cost of sales                           16,572    10,497   57,865     36,372

   Gross profit                            794       454    2,980      1,868

Selling, general and administrative
   Expenses                                481       569    1,500      1,480

   Income/(Loss) from operations          313       (115)   1,480        388

Other income (expense)
   Gain (loss) on sale of                  103       (4)    (152)      (290)
investments
   Interest (expense) income, net         (87)              (160)
   Other                                   (5)        27     (23)         14
                                            11        23    (335)      (276)

Net income/(Loss) before income            324       (92)   1,145       520
taxes

Income taxes                                23                 106     (55)

Net income/(Loss)                     $    301  $   (92)   $1,039   $   465


Income per share
   Net income/(Loss)                     $0.11    $(.04)     $0.39     $0.18
   Dividends applicable to preferred    (0.02)    (0.02)   r(0.04)      0.05
stock
   Net income (loss) applicable to       $0.09   ($0.06)   r($0.35     $0.13
common
   Shares
Average weighted number of           2,663,824 2,579,339 2,663,824 2,579,339
shares(Basic)

Diluted income per share             $.08                   $.31     $.12

Diluted weighted average shares      2,973,177   N/A    2,973,177    2,863,109



    The accompanying notes are an integral part of these consolidated financal statements.











       PCC GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
           In thousands, (Unaudited)

                                                 Nine
                                                Months
                                                 Ended
                                                 June
                                                  30,
                                                  1998     1997
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES
Net income                                      $1,039     ($ 92)
Depreciation and amortization                       32         98
Provision for bad debts                           (79)         60
Increase (decrease) from changes in:
   Investments in securities                     1,017        343
   Accounts receivable                           (433)        572
   Receivables from related parties            (1,140)      (365)
   Inventory                                   (2,810)        237
   Prepaids and other assets                       18       (112)
   Accounts payable and accrued
   Liabilities                                  (1,889)     (386)
   Net cash provided by (used in)
   operating activities                         (4,245)       539
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of common stock                        47       (59)
   Fixed Asset disposal                                      (81)
   Net investments in and advances to joint                  (10)
venture
   Net cash provided by (used in) investing         47      (150)
activities
CASH FLOW FROM FINANCING ACTIVITIES:
   Change in margin liability                               (180)
   Change in line of credit                        3,860      200
   Borrowings long term debt                          19
   Net cash provided by (used in)
   financing activities                            3,879       20
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                   (319)      409
CASH AND CASH EQUIVALENTS,
beginning of year                                  1,057      508

CASH AND CASH EQUIVALENTS,
end of quarter                                    $  738   $  917

Cash paid during the year for:
Interest                                            $123      $26
Income taxes                                        $106       $6


 The accompanying notes are an integral part of
      these consolidated consolidated financial
                                    statements.












                             PCC GROUP,  INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)





     PCC Group, Inc. ("PCCG" or the "Company") is principally a wholesale distributor of microcomputer products. The Company serves a select client base, which includes Value Added Resellers ("VAR's"), system integrators and dealers. The company also has established an environmental resources division,and in connection therewith, the Company has established a scrap tire recycling plant in Dalian Peoples Republic of China. This facility is owned by Dalian Green Resources Corporation ("Dalian Green"), a joint venture in which the Company holds a fifty-five percent interest and China Dalian Materials Development Corporation, a Chinese entity, holds a forty-five percent interest. The company is experiencing difficulty with the original design and has not received the permits necessary to operate the plant. The company is working to resolve these problems. The Company's corporate office and warehouse is located in Pomona, California.

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending
September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for historical information contained herein, the matters setforth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. The Company disclaims any obligations to update these forward-looking statements.

Three Months Ended June 30, 1998 as Compared to the Three Months Ended June 30, 1997

     Net sales of $17.4 million for the quarter ended June 30, 1998 increased by $6.5 million (60%) over net sales of $10.9 million for the similar 1997 period. This increase was due to the combined effects, on volume, on an increase in hard disk sales, and of continued competitive pricing pollicies.

     Gross profit for the second quarter of 1998 was $794, a 75% increase, when compared to $454,000 during the prior year's comparable period reflecting a growth in unit sales. Gross profit as a percentage of net sales slightly 1ncreased from 4.1% in the second quarter of 1997 to 4.5% in the third quarter of 1998.

     Selling, general and administrative expenses decreased by $88,000 to $481,000 in the third quarter of fiscal 1998 compared to $569,000 for the comparable fiscal 1997 period. As a percentage of revenue, SG&A expenses decreased from 5.2% in 1997 to 2.7% in 1998. The difference is due to primarily higher sales volume in fiscal 1998 and to a $34,000 reduction in consulting fees, a $24,000 decrease in depreciation expense, and a reduction in travel and other expenses. Strict cost controls maintained SG&A expenses in sync with prior year's levels.

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

     Gross profits increased by 60% from $1.9 million in the nine-month period ended on June 30, 1997 to $3.0 million in the comparable fiscal 1998 period, principally due to new hard disk product offerings. Gross profit as a percentage of net sales stayed the same at 4.9 %.

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

Liquidity and Capital Resources

     Since May 1994, the Company has primarily operated with internally generated cash flow and vendor lines of credit. During the second quarter of fiscal 1997, the Company entered into a line of credit agreement, which provides accounts receivable, and inventory based borrowings of up to $3 million. The company has a short-term bank loan based on receivables and/or inventory. The maximum available under this facility is $5,000,000
     The company had borrowing combined under both lines of $2.6 million based on available collateral.
     To date the company has invested $3 million in the Dalian Green joint venture. The Dalian Green facility has not commenced operations because of regulatory difficulties with the Chinese government, and problems with the original design. The company is working to resolve these problems, however if the plant is not operating by year-end according to the accounting regulations the company may have to reserve some portion of the investment. However the company has determined that it will limit its future expenses related to the facility, and therefore does not expect that the Chinese Joint Venture will negatively affect the Company's future liquidity. Although the plant has now been constructed the operations cannot commence until certain permits have been received, including in particular a permit authorizing the importation of used tires. In April 1998 there was a change in the Chinese government's cabinet. Due to concerns that China could be used as dumping ground for refuse of other countries, the new cabinet imposed restrictions on the importation of many used products, including used tires. Because the plant was designed to process more rubber than is available in China, the newly imposed restrictions would make the recycling plant commercially nonviable. Accordingly the joint venture has attempted to obtain a permit that would exempt recyclable tires from the new import restrictions. The Company has been informed that the permit application would be considered in September 1998. If a permit were not granted, the Company would have to recognize impairment to its joint venture assets. While the company believes that it will receive them, no assurance can be given that the joint venture will be able to obtain the required permits.
     Net cash provided by (used in) operating activities in 1998 was ($4,245,000), as compared to $539,000 in 1997 mainly the result of the net effects of cash provided by sale of securities to a related party. This is offset by a note receivable, offset by increases in investments in securities, inventory, prepaids and other assets. The cash requirements for the quarter went to the acquisition of capital equipment for resale, and the reduction in liabilities.

     Net cash provided (used in) investing activities in 1998 was $47,000 for the redemption of stock options, as compared to $(150,000) in 1997 consisting primarily of inter-company activity.

     Net cash provided (used in) financing activities in 1998 was $3,879,000 as compared to $20,000 in 1997 this reflects the acquisition of equipment for resale and the reduction of liabilities.
     In June 1998 the company divested itself of its investment portfolio, receiving a short-term note of $1,250,000 for the balance of its stock fund.
     The Company plans to fund the growth of its distribution business with internally generated funds, vendor lines and asset-based financing. The Company is pursing various alternatives intended to enhance shareholder value, and recently retained an investment banker. For a description of the Company's investment in Dalian see Note 1 to the Company's Consolidated Financial Statements for the year ended on September 30, 1997.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PCC GROUP, INC.
                               (Registrant)

Date:    September   04,  1998,                            /s/   JACK   WEN
Jack Wen
                              Chairman of the Board, President and
                                       Chief Executive Officer



Date:  September 04, 1998                 _______/s/ Jack Wen           ___
                                                Jack Wen
                                                  Acting
                                   Vice   President  -  Finance  and  Chief
Financial                         Officer                        (Principal
Financial and Accounting Officer)