Form 10-K/A
period 1997-09-30
PCC GROUP INC
filed 1998-10-05
CIK 756972

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
Name  of  each exchange
Securities  registered  pursuant to Section  12(b)
of  the  Act: Title of each class   on which
registered None None
Securities  registered  pursuant to Section  12(g)
of  the  Act: Common Stock, $.01 par value
Indicate by check mark whether the registrant (1) has
filed all  reports required to be filed by Section 13
or 15(d)  of  the Securities  Exchange Act of 1934
during the preceding  12  months (or  for such
shorter period that the registrant was required  to
file   such  reports),  and  (2)  has  been  subject
to filing requirements for the past 90 days.YES X NO

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

For the Years Ended September 30, 1995, 1996 and 199


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




BDO SEIDMAN, LLP
Los Angeles, California
December 5, 1997
PCC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS




September 30,                      1996       1997
ASSETS
CURRENT ASSETS:
Cash and cash equivalents       $507,719   $1,057,269
Securities and other
negotiable assets              1,005,509    1,016,625
Accounts receivable, less
allowances for possible
losses of$99,000 and$34,447    1,872,497    3,958,535
Receivable from related
parties (Note 7)                 576,282      367,654
Notes receivable - related
parties (Note 7)                 100,000      100,000
Inventory, less reserves
for obsolescence of
$371,000 and $225,082          1,057,247      734,673
Prepaids and other
current assets                    80,685      230,044

TOTAL CURRENT ASSETS           5,199,939    7,464,800

PROPERTY AND EQUIPMENT,
net (Note 2)                     145,303       99,706

INVESTMENT IN AND ADVANCES TO
JOINT VENTURE (Note 1)         2,995,248    3,004,367



OTHER ASSETS                      80,703       23,391
TOTAL  ASSETS                 $8,421,193   $10,592264


See accompanying summary of accounting policies
         and notes to consolidated financial
                 statements.


PCC GROUP, INC.AND SUBSIDIARIES
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

COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)

SHAREHOLDERS' EQUITY (Notes 8 and 9):
Non-convertible, Cumulative,
New Series A preferred stock
($1,800,000 and $1,960,000
liquidation preference in
1996and1997)-$4.80 stated value,
shares authorized,issued and
outstanding - 250,000           1,200,000    1,200,000
Common stock, $.01 stated
value; shares authorized -
10,000,000; shares issued
and outstanding -
2,528,117 and 2,647,839            25,281       26,478
Contributed capital in
excess of stated value          1,347,085    1,610,638
Stock subscribed (Note 8)         230,500         -
Retained earnings               1,742,871    2,093,246
Treasury  stock,  99,000
shares  purchased  at  cost          -        (146,945)
TOTAL SHAREHOLDERS' EQUITY      4,545,737    4,783,417
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY          $ 8,421,193   $10,592,264


See accompanying summary of accounting policies and notes to consolidated financial statements.
PCC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


Year ended September 30,    1995       1996        1997
NET  SALES (Note   7)  $40,473,158 $40,644,767 $63,643,054
COST OF SALES(Note7)    38,959,851  38,752,351  60,823,433
Gross profit             1,513,307   1,892,416   2,819,621

SELLING, GENERAL AND
ADMIN. EXPENSES          2,157,655   1,642,705   2,413,986

Income(loss)from
operations               (644,348)     249,711    405,635

OTHER INCOME (EXPENSE):
Interest(expense)income    25,788        6,305    (42,259)
Gain on sale of equipment
to related party (Note 1) 426,802      135,000        -
Gain (loss) on sale of
investments               205,536      (56,684)   (13,306)
Gain  on reversal
of accrued liability         -         233,731         -
Other - net                30,300       78,575     15,305


                          688,426      396,927    (40,260)

Income before taxes        44,078      646,638    365,375

INCOME TAXES (Note 4)     (19,337)      (3,200)   (15,000)

NET INCOME                 24,741      643,438    350,375

Dividends applicable
to preferred stock       (160,000)    (160,000)  (160,000)


NET INCOME(LOSS) APPLICABLE
TO COMMON SHARES        $(135,259)  $  483,438   $190,375
INCOME PER SHARE:
Net income(loss)applicable
to common shares      $  (0.06)      $   0.20       $.07
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES AND
COMMON EQUIVALENTS     2,285,375     2,466,816  2,566,144

See accompanying summary of accounting policies and notes to consolidated financial statements.
PCC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997

                                                    Contributed
                                                Capital in
                          Preferred Stock    Common Stock      Treasury Stock
                           Shares   Amount   Shares    Amount  Shares  Amount
BALANCE, October 1, 1994  250,000 $1,200,000 2,285,375 $22,854    -   $   -
Net income                   -          -         -       -       -       -
BALANCE,September 30,1995 250,000  1,200,000 2,285,375  22,854    -       -

Issuance of common stock    -           -      248,142   2,481    -       -

Canceln of common stock     -           -      (5,400)    (54)    -       -

Stock subscribed            -           -        -          -     -       -

Net income                  -           -        -          -     -       -

BALANCE,September 30,1996 250,000 1,200,000 2,528,117 25,281    -       -


Issuance of common stock
(Note 8)                   -            -      51,222   512    -       -

Purchase of treasury
stock (Note 9)             -            -      68,500   685 99,000 (146,945)

Net income                 -            -         -        -           -

BALANCESeptember30,1997 250,000 $1,200,000 2,647,839$26,478 99,000 $(146,945)

(Continued)
                       Contributed
                       Capital in
                       Excess of     Stock         Retained
                       Stated Value  Subscription  Earnings   Total
Balance,October 1,1994  $587,066     $   -       $1,074,692 $2,884,612

Net Income                  -            -           24,741     24,741

Balance Sept. 30,1995    587,066         -        1,099,433   2,909,353

Issuance common stock    760,019         -             -        762,500

Cancellation com.stk.       -            -             -           (54)

Stock subscribed            -         230,500          -        230,500

Net income                  -            -           643,438    643,438

Balance Sept. 30,1996  1,347,085      230,500      1,742,871  4,545,737

Issuance of common stk   229,303     (230,500)          -         -

Purchase of treasury
stock (note 9 )           34,250         -              -      (112,695)

Net Income                  -            -           350,375    350,375

Balance Sept. 30, 1997 $1,610,638      -          $2,093,246 $4,783,417

See accompanying summary of accounting policies and notes to consolidated financial statements.


PCC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

     Year ended September30,               1995        1996       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 24,741     $643,438   $350,375
Adjustments to reconcile net
income to net cash provided
by (used in) operating activities:
Depreciation and amortization            130,655     124,902     113,407
Provision for bad debts                  228,000      46,000     152,115
Loss  (gain) on sale of fixed assets       1,086      (6,502)       -
Gain on sale of equipment               (426,802)   (135,000)       -
(Gain) loss on sale of investments      (205,536)     56,684      13,306
Increase (decrease) from changes in:
Purchases ofinvestments held
for  trading                          (3,654,041) (12,568,358)(12,015,949)
Proceeds on sales of investments
held  for trading                      3,776,702   11,589,040  11,991,527
Accounts receivable                      (23,036)    (260,889) (2,238,154)
Receivable from related parties          401,880      315,692     208,628
Income taxes receivable                  130,000         -           -
Inventory                              1,781,781     (858,588)    322,574
Prepaids and other assets                 24,763      (71,313     (92,045)
Accounts payable and accrued
liabilities                           (1,969,924)     270,722   1,898,759
Income taxes payable                      19,337      (19,337)      2,050
Net cash provided by (used in)
operating activities                     239,606     (873,509)    706,593
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                     (20,803)     (72,170)    (67,810)
Purchase of  tire  recycling equipment (2,251,552)   (819,315)       -
Proceeds on sale of tire recycling
equipment                               3,200,000     300,000        -
Proceeds on sale of fixed assets            1,500      11,587        -
Principal payments on notes receivable -
related parties                            65,358        -           -
Net  advances  (to) from joint venture   (430,000)       -           -
Capital contributions/advances to
joint venture                            (198,430)   (378,786      (9,119)
Net cash provided by (used in)
investing activities                      366,073    (958,684     (76,929)

See accompanying summary of accounting policies
         and notes to consolidated financial
                 statements. PCC GROUP, INC.
                 AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH
                           FLOWS (Continued)

Increase (Decrease) in Cash and Cash
Equivalents

Year   ended September 30,                   1995      1996        1997
CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit - borrowing                    -         -       1,400,500
Line  of credit - repayments                  -         -      (1,260,500)
Due to related party                      (500,000)     -            -
Proceeds from common stock issuance           -      993,000         -
Cancellation of common stock                  -          (54)        -
Change in margin liability                   7,455   544,000     (123,797)
Principal payments on long-term debt        (7,389)   (8,145)      (1,413)
Borrowing of long-term debt                   -         -          17,791
Purchase of treasury stock                    -         -        (112,695)
Net cash provided by (used
in) financing activities                  (499,934) 1,528,801     (80,114)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                       105,745   (303,392     549,550

CASH AND CASH EQUIVALENTS,
beginning of year                          705,366    811,111     507,719

CASH AND CASH EQUIVALENTS,
end  of year                              $811,111   $507,719   $1,057,269
Cash paid during the year for:
Interest                                 $  4,758    $  2,700      $19,512
Income taxes                             $ 15,050    $  3,200      $12,950




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


During  fiscal  1995, the Company sold tire-recycling
equipment to   a  related  party  (Note  1).   In
addition, the Company defaulted on a note payable and the creditor has commenced foreclosure proceedings on the property (Note 5). As a result, the following non-cash transactions occurred:

Increase (decrease) in assets and (increase) decrease in liabilities from:

Sale of equipment:
Receivable from sale of equipment       $ 2,130,518
Non-cash portion of  intercompany
profit elimination                       (1,171,785)
Deferred gain on sale of equipm            (958,733)
Default on note payable and
foreclosure on land: Unimproved land      $(384,000)
Current portion of long-term debt           350,000
Accrued liabilities                          34,000



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


PCC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES

Dalian Green Resources Joint Venture

The Company entered into a joint venture agreement ("Agreement") with a corporation in Dalian, China, to build a facility which recycles tires by utilizing innovative technology and converts the tires into saleable solids, liquids and gases.
This  facility is expected to be completed in early 1998.   Under
the Agreement, the Company has agreed to purchase up to 55% of the
equity   of   Dalian  Green  Resources  Corporation  ("DGR") for
$1,660,000 and the contribution by the Company of tire recycling technology. Through September 30, 1997, the joint venture had no
operations   and  the  Company  had  contributed  tire recycling
technology and made cash equity contributions of $1,550,000. Under the terms of the Agreement, the owners of DGR will share in the profits of the venture according to their relative equity
ownership.   During the years ended September 30, 1996  and  1997,
the  Company  made equity contributions of $378,786 and  $0.   The
Company is required to make an equity contribution amounting to $110,000 in fiscal 1998.
The Company entered into a licensing agreement with an inventor of tire recycling technology to utilize his recycling process. Under the terms of the licensing agreement, the Company has the exclusive right to use this technology in seven Pacific Rim countries, including China. In return, the Company issued 50,000 shares of the Company's unregistered stock valued at $35,000 and will issue an additional 50,000 shares of stock when the tire recycling plant is operational. The Company has also agreed to repurchase these shares for $3.00 per share, after the DGR plant is completed if the stock can not be sold to unrelated parties for at least that price. In addition, the inventor will receive an annual payment of 20% of the Company's share of the net profits from the venture. The Company has guaranteed that this annual payment to the inventor will not be less than $100,000. In addition, the inventor has the option, at all times for the duration of the agreement, to purchase unregistered common shares of the Company at one-third of its market value at the time of purchase. During fiscal 1997, the Company's relationship with the inventor deteriorated after the technology failed to perform. The Company has filed action against the inventor for breach of contract. The Company also entered into an agreement with DGR to purchase equipment on DGR's behalf for the tire recycling plant. The Company acquired and resold this equipment to DGR during
fiscal 1995 and 1996.   The Company recognized gain on the sale to
the  extent of their nonownership interest (45%) in DGR  and  cash
received  from  DGR.   A gain of $426,802, $135,000  and  $0  were
recognized   during the years ended September 30,  1995,  1996  and
1997 (see Note 7). The Company deferred $933,063 of gain from sale of equipment which will be recognized when the accounts receivable from DGR is collected. The Company had a receivable of $2,871,574 and $2,880,693 due from DGR as of September 30, 1996 and 1997 which is included in the investment in and advances to joint venture balance.
The  investment in and advances to DGR  compose  of  as follows:


September 30,                            1996          1997
Investment in DGR                   $1,550,000    $1,550,000
Start-up costs                         300,740       300,740
Accounts receivable                  2,871,574     2,880,693
Advance to DGR                         100,000       100,000
Unrecognized gain                   (1,827,066)   (1,827,066)
                                    $2,995,248   $ 3,004,367


PCC GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


NOTE 1 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES (Continued)


In  addition, summarized financial data of DGR  consists of:
September 30,                           1996          1997

Current assets                             $650,000    $81,000
Non-current assets                       11,862,000 14,253,000
Total      assets                        12,512,000 14,334,000

Current liabilities                       3,934,000  3,940,000
Non-current liabilities                   5,113,000  7,057,000
Equity                                    3,465,000  3,337,000

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

NOTE 3 - MARGIN LIABILITY

The Company invests excess cash in various securities on a short term margin basis. The investments are made for trading purposes which involve varying degrees of market risk in excess of amounts recognized in the balance sheet. In a margin transaction, brokers extend credit to customers, subject to various regulatory margin requirements, which allow customers to purchase securities in excess of the underlying collateral. Margin requirements may not be sufficient to fully cover losses which customers may incur. Such transactions may expose the Company to significant off-balance-sheet risk in the event that the value of the securities
decline.   As  of  September 30, 1996 and 1997,  the  Company  had
securities  margin  liability  of  $551,455  and  $427,658.    The
national value of the securities owned by the Company at September 30, 1997 was $1,090,592.

PCC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)



NOTE 4 - INCOME TAXES

Income taxes are as follows:
Year    ended September 30,      1994     1995    1996 Current
Federal                         $ -        $ -   $ -
State                            19,377    3,200    15,000
                                $19,377   $3,200   $15,000

The  components  of  the  net  deferred  tax  asset  and
liability are as follows:
September 30,                          1996        1997
Deferred tax asset                 $1,238,307    $1,034,539
Deferred tax liability                (98,428)      (78,571)
Valuation allowance                (1,139,881)     (955,968)

                                        $   -       $  -

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax asset and liability,  and their approximate tax effects, are as follows:
Year   ended September 30,              1996        1997

Excess tax depreciation over book     $(45,507)   $(23,338)
Inventory and bad debt reserves        203,222      77,881
Accrued vacation                         2,814       3,585
State taxes                              1,088       1,621
Installment sales                      (52,248)    (52,248)
Other                                    3,008        -
Net operating loss carryforwards     1,027,504     948,467
Valuation allowance                 (1,139,881)   (955,968)
                                      $   -       $  -

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

On December 31, 1992, in order to more accurately reflect the financial condition of the Company and to provide a more appealing situation to potential equity investors, the Company issued 250,000 shares of a new series of preferred stock, designated New Series A preferred stock in exchange for the 250,000 shares of outstanding Series A preferred stock. The non voting, non-convertible New Series A preferred stock accumulates dividends at the rate of $0.64 per share per year. No dividends were declared during fiscal 1995, 1996 or 1997.
The New Series A preferred stock was given a liquidation preference value and a redemption price of $4.80 per share ($1,200,000 total liquidation preference) plus cumulative unpaid dividends which totalled $600,000 and $760,000 at September 30,
1996 and 1997. The New Series A preferred stock is redeemable, at the Company's option, at any time. During fiscal year 1996, the Company had three private placement offerings. For the first two  private placement offerings,  248,142  shares were issued at
approximately  $3.40  a share. Net   proceeds  received  were
$762,500 and expenses associated with the offerings were $80,000 which was charged to contributed capital in excess of par. As of September 30, 1996, no stock was issued for the third private placement offering. Accordingly, the net proceeds of $230,500 from the third private placement are reflected on the financial statements as Stock Subscriptions. In November 1996, 51,222 shares were issued for the third private placement offering.

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

PCC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Concluded)




NOTE 10 - STOCK OPTION PLAN (Continued)

The stock option plan summary and changes during each year is presented below:

                          Year ended September 30,
                         1995              1996           1997
                              Weighted       Weighted       Weighted
                              Average        Average        Average
                              Exercise       Exercise       Exercise
                      Shares  Price  Shares  Price  Shares  Price
Options outstanding at
beginning  of  year  300,000  $1.15  300,000 $ 1.15 395,000 $1.52

Options granted       -       -       95,000   2.70  20,000  2.00

Options cancelled     -       -          -       -       -    -

Options exercised     -       -          -       -       -    -

Options at end of
year                300,000 $1.15   395,000  $ 1.52 415,000 $1.54

Options exercisable
at end of year      117,300  1.12   212,300    1.87 292,300  1.47

Weighted-average fair
value of options
granted during the
year               $   -           $ .52          $  3.10


The following table summarizes information about the stock options outstanding at September 30, 1997.


                        Options Outstanding         Options Exercisable
            Number      Weighted Average  Weighted  Number      Weighted
Range of    Outstanding Remaining         Average   Exercisable Average
Exer.Price  at 9/30/97  Contractual Life  Exercise
                                          Price     at 9/30/97  Exer. Price

$1.12 to 1.50   355,000  5.5 years         $ 1.20     232,300     $1.21
$2.00 to 3.50    60,000  5.0 years           2.50      60,000      2.50

$1.12 to 3.50   415,000  5.7 years          $1.90     292,300     $1.47

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


November 25, 1997