Form 10-K
period 1998-09-30
PCC GROUP INC
filed 1998-12-31
CIK 756972

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

		[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934
			For the fiscal year ended September 30, 1998.
                     	or
		[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934
			For the transition period from _______________ to _______________.

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

                 (909) 869-6133
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:

               Common Stock, $.01 par value
                   (Title of each class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes [X]  No [ ]

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

	The aggregate market value of the voting stock of the registrant held by non
-affiliates of the registrant on December 28, 1998 was approximately.
$18,768,289, based on the closing price reported by Nasdaq on such date.There were 2,705,339 shares of registrant's Common Stock outstanding on
December 28, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE:

	Portions of Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, are incorporated herein by reference in Parts III of this Report.


                      TABLE OF CONTENTS

                          Part I

1.	Business                                                            	3

2.	Properties                                                          	7

3.	Legal Proceedings                                                   	7

4.	Submission of Matters to a Vote of Security Holders                 	8

                         Part II

5.	Market for Registrant's Common Equity and Related Stockholder Matters	8

6.	Selected Financial Data                                              	9

7.	Management's Discussion and Analysis of
   Financial Condition and Results of Operations                        	9

7A.	Quantitative and Qualitative Disclosures About Market Risk         	14

8.	 Consolidated Financial Statements and Supplementary Data           	15

9.	Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure                                                	15

                        Part III

10.	Directors and Executive Officers of the Registrant                 	15

11.	Executive Compensation                                             	15

12.	Security Ownership of Certain Beneficial Owners and Management     	15

13.	Certain Relationships and Related Transactions	                     15

                        Part IV

14.	Exhibits, Consolidated Financial Statement Schedule, and
    Reports on Form 8-K                                                	15

This report contains "forward-looking statements" within the meaning of Sec-tion 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements that include the words "believes,""expects,"" anticipates," "plans," or similar expressions and statements relating to anticipated costs savings, the Company's strategic plans, capital expenditures, industry trends and prospects, and the Company's financial position. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions, and expectation reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions, or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are set forth under the caption "Risk Factors" in this report and in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

                              PART I

ITEM 1.  BUSINESS.

General

	During the past 16 years, PCC Group, Inc. has been primarily engaged in the wholesale distribution of microcomputer products and components.  The computer hardware products and components that the Company resells include add-on boards, CD-ROM drives, hard disk drives, monitors, sound cards, and keyboards.  The Company purchases these products in large volume directly from the manufacturers and sells the products to personal computer assemblers and other resellers.  Until recently, the Company has not marketed any products directly to end-user customers.

	Since 1993, the Company's business included investments in the environmental resource industry.  The principal investment of the Company was an investment in the Dalian Green Resources Co., Ltd. ("Dalian Green"), a joint venture formed to own and operate a tire recycling plant located in the city of Dalian, in the People's Republic of China.  Due in part to the Company's desire to refocus its operations on its core business of distributing computer parts, and due to the difficulties the Dalian Green joint venture was having in commencing its operations, during the fiscal year ended September 30, 1998, the Company sold its interest in Dalian Green and ceased all of its other environmental resource operations.

	On December 15, 1998, the Company launched its retail web site "Computer Discount Center," located at www.123cdc.com, through which the Company is offering a large selection of computer hardware, software, and accessories.
The Company plans to develop the web site as a high volume retail outlet to supplement its core business of wholesale redistribution of computer components. The web site, however, is still in the development stage.

	The Company, a California corporation, was formed by the merger, in September
1989, of PC Craft, Inc., a Delaware corporation, with and into WMD
Micro Distributors, Inc. ("WMD"), a California Corporation organized in 1983.
Concurrently with the merger, WMD changed its name to PCC Group, Inc.  Unless the context indicates otherwise, all references herein to the "Company" shall refer to PCC Group, Inc. and its subsidiaries.


The Industry-Overview

	Computer Distribution. The worldwide microcomputer products distribution industry generally consists of suppliers, who sell directly to wholesale distributors; wholesale distributors, who sell to resellers; and resellers, who sell to other resellers or directly to end-users.

	Wholesales distributors generally purchase a wide range of products in bulk directly form manufacturers and then ship products in smaller quantities to various resellers.  Most manufacturers  of electronic components and computer products rely on independent authorized distributors, such as the Company, to augment their product marketing and distributions operations.  Wholesalers assist the suppliers by providing stocking, marketing, and financial intermediary services.  The recent rapid growth of the electronics distribution industry has been fostered by the many suppliers and manufacturer who recognize their authorized distributors as essential elements of their distribution organization.  In addition, faced with the pressures of declining product prices and the increasing cost of selling directly to a large and diverse group of resellers, suppliers are increasingly relying upon wholesale distribution channels for a greater proportion of their sales.  Resellers are becoming more dependent on wholesale distributors due to product proliferation, increasingly complex technologies and rapid changes in technology.

	Resellers sell directly to end users, such as large corporate accounts, small to medium-sized businesses, and home users. Resellers fall into the following channel segments: value-added reseller ("VAR"), commercial reseller or dealer, and retailer. VARs, who comprise one of the largest channel segments, typically add value by combining proprietary software and/or services with off-the-shelf hardware or software. Many of these customers of the Company require delivery of the products they have ordered on schedules that are generally not available on direct purchase from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers.

	Computer Retail Sales.  Computer retail sales currently include store based sales, catalog and telephone sales, and Internet sales.  Store based sales include both computer oriented stores (such as CompUSA and MicroCenter) that primarily sell computer products, and non-computer retailers (such as Circuit
City and Wal-Mart) that primarily sell products other than computers and computer components.  The mail-order retailers include PC Connection,
MicroWarehouse and CDW.  The online market for computer products is rapidly growing and evolving.  Online retail sellers include various manufacturers that sell their products through the Internet and other means (such as Dell and
Gateway) as well as numerous Internet retailers (such as Cyberian Outpost).

Wholesale Distribution

    	During fiscal 1998, all of the Company's sales were derived from the wholesale distribution of computer products. During the past fiscal year, the Company has refocused its microcomputer products distribution activities, motivated by its ability to improve its operating margins and the industry-wide growing demand for microcomputer components. The Company's strategy is to sell its products at prices at or near the price that the reseller could purchase from the manufacturer in order to increase the total amount of its sales. By increasing its sales, the Company is able to purchase its inventory at greater discounts from the manufacturers, thereby increasing the Company's cost of sales margins.

	The Company provides manufacturers with access to a select client base while reducing the inventory, credit, marketing, and overhead costs associated with maintenance of direct relationships with resellers. Hardware products offered include add-on boards, CD-ROM drives, hard disk drives, monitors, sound cards, and keyboards.The Company offers microcomputer hardware products manufactured by companies such as Western Digital Corporation, Toshiba, NEC Technologies,
TEAC, and Adaptec.  Although the Company generally stocks approximately between
100 and 200 products and accessories supplied by between 10 and 20 vendors, approximately 70% the Company's sales in fiscal 1998 were derived from products supplied by one vendor, Western Digital Corporation.  The loss of the ability to distribute products from this supplier could result in sales losses, which could in turn have a materially adverse impact on the Company's business and financial results.

 	The Company generally enters into written agreements with its suppliers.  As is customary in the industry, these agreements usually provide non-exclusive distribution rights and for cancellation on short notice by the supplier, for failure to satisfy minimum purchase requirements or otherwise.  While the
Company believes that alternative sources of supply exist for most of the products that it distributes, the loss of the right to distribute certain products might materially and adversely impact its operations.  On the other hand, these agreements generally provide stock balancing and price protection provisions, which in part reduce the Company's risk of loss due to slowmoving inventory, vendor price reductions, product updates, or obsolescence.  The
Company further attempts to reduce its inventory risk by only holding a small amount of inventory and by rapidly reselling its inventory.  In general, the
Company rotates its inventory every two to three weeks.

	The Company purchases substantially all of its products in the U.S. from U.S.
based companies.  Most of the inventory purchased by the Company is delivered to the Company's warehouse in Pomona, California.  However, the Company also arranges for inventory its purchases to be shipped directly from the manufacturer to the Company's customers.  In 1998, the Company closed its regional distribution center in Florida, and discontinued plans to open distribution centers in Atlanta and Dallas.

Customers

     The Company regularly sells to approximately 250 customers including VARs, systems integrators, and dealers. All of the Company's customers are located in the U.S., and the Company does not currently sell any of its products abroad. Comtrade Electronics, a computer distributor, accounted for 15.9% of net sales in fiscal 1998. No other customer of the Company accounted for more than 10% of the Company's sales during fiscal 1998. The Company believes that its success in attracting customers is attributable in large measure to its competitive pricing and immediate product availability.

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

Sales and Distribution

     The Company's sales force is comprised of six sales representatives. Customer orders are entered into the Company's computer system. Using a centralized database, sales representatives immediately obtain descriptive information regarding products, check inventory status, determine customer credit availability, and obtain pricing and promotional information.

     Upon placement of an order, the order is processed and, if the customer meets applicable credit requirements, the order is printed at the warehouse. The order is printed in the form of an invoice, which is then used to identify and assemble the products covered by the order for packing.

    	The Company warrants parts and labor on its products for 12 months after shipment. The Company will, in exchange for a defective product returned by a customer within the warranty period, ship to the customer either a pre-tested equivalent or a new product,in most instances, within 24 to 48 hours. Defective products are returned to vendors for repair and, in most cases, are repaired and returned within three weeks. Repairs made by vendors after expiration of the warranty period are charged back to the customer.

Internet Retail Sales

	On December 15, 1998, the Company launched its retail web site "Computer Discount Center," located at www.123cdc.com, through which the Company is offering a large selection of computer hardware, software, and accessories.
The Company plans to develop the web site as a high volume retail outlet to supplement its core business of wholesale redistribution of computer components.


	Prior to launching its Internet retail website, the Company did not sell its products directly to end-users because it did not have the organizational, marketing and financial infrastructure that was necessary to effectively
compete in the retail market.   The Company does, however, have relationships
with manufacturers and other suppliers that enable the Company to purchase computer components and products are competitive prices. The Company believes that the Internet permits the Company to offer computer products to the public without infrastructure that is necessary to operate a traditional computer retail operation.  By establishing the Computer Discount Center, the
Company seeks to leverage its purchasing ability and its existing computer distribution facilities to maximize its overall sales and to increase its operating margins.

	The Company has hired six employees to operate its Internet business. The Company plans to forward orders placed through the website to suppliers, rather than ship the ordered product from the Company's inventory. The
Company will rely on one major supplier for the vast majority of orders.

	The Company's website has only recently been initiated, and the Company is still in the process of developing its marketing and promotional plans.
The Company is in the process of establishing strategic relationships to promote, advertise or otherwise increase the visibility of its website on the Internet. Since the success of the website will, to a large degree, be determined by its ability to attract Internet traffic to the site, the impact of the new website on the Company's overall future operations and financial results cannot be currently estimated.

Competition

   Competition in the microcomputer component distribution business is intense and characterized by intense pricing pressures and rapid technological change resulting in relatively short product lives and early product obsolescence. Competition is driven by price, product availability, and customer service.

	Competitors of the Company include national distributors, regional distributors
, and manufacturers' direct sales organizations, many of which have substantially greater technical, financial, and marketing resources than the
Company.  Major competitors include Merisel, Inc., Ingram Micro, Inc., Tech
Data Corporation, Gates F/A Distributing, Inc., and Liuski International, Inc.

	The Company also expects to encounter intense competition in its efforts to establish an Internet retail outlet.  The microcomputer components retail industry is intensely competitive.  These competitors include (i) various traditional computer retailers including CompUSA and MicroCenter, (ii) various mail-order retailers including CDW, MicroWarehouse, Insight, PC Connection, and Creative Computers, (iii) various Internet-focused computer retailers including Egghead.com, software.net Corporation, NECX Direct, and Cyberian
Outpost, (iv) various manufacturers that sell directly over the Internet including Dell, Gateway, Apple, and many
software companies, and (v) a number of online service providers including
America Online and the Microsoft Network that offer computer products directly or in partnership with other retailers.

Discontinued Operations--Environmental Resource Division

	In 1993, the Company identified certain investment opportunities in the Far
East in the tire recycling business.  The principal investment that the
Company identified was a recycling plant to be constructed in the city of
Dalian, in the People's Republic of China.  In 1993, the Company entered into a joint venture agreement with a Chinese governmental organization to establish the Dalian Green Resource Co. Ltd. ("Dalian Green").  The Company invested approximately $3 million in Dalian Green and owned a 55% economic interest in
Dalian Green.  The joint venture has constructed a facility capable of recycling scrap tires into commercial materials, including carbon black, fuel oil, scrap steel and gas.  The construction and commencement of operations of the facility owned by Dalian Green has been delayed by technological problems and governmental permit restrictions, and the facility is not currently operating.  Although the Company previously also identified other possible recycling facilities and entered into other agreements to form tire recycling joint ventures, the Company did not pursue these other transactions and has not invested significant amounts into these other arrangements.

	Due in part to the Company's desire to refocus its operations on its core business of distributing computer parts, and due to the difficulties the Dalian Green joint venture was having in commencing its operations, during the fiscal year ended September 30, 1998, the Company sold its interest in Dalian Green to an unaffiliated third party. As a result of the sale, the Company has now ceased all of its other environmental resource operations.
The sale of Dalian Green was effected by transferring all of the Dalian Green interest to American Tire Collection, Inc., a Delaware corporation ("American Tire"), for $3.7 million, and by the sale of all of the outstanding share of American Tire. The purchase price for the Dalian Green interest was paid by the delivery of a convertible secured promissory note (the "Note"). The Note matures on September 30, 2001, bears interest at an annual rate of 6%, and is secured by a first priority lien on all of the assets of American Tire and by pledge of all of the stock of American Tire. The Note is convertible by the Company at any time during the term of the Note into no less than 70% of the total outstanding stock of American Tire. The Company has been informed that American Tire is actively pursuing obtaining the permits required to operate the Dalian Green recycling plant.

Employees

     On December 18, 1998, the Company had 28 full-time employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

     	The Company's corporate office and main warehouse facility is located in Pomona, California. The company is leasing this facility (18,721 square feet) on a month to month basis with an annual rent of $86,400.The Company believes this facility is suitable and adequate for current operations.

ITEM 3.  LEGAL PROCEEDINGS.

	In May 1997, in an action entitled Virgil Flanigan v. PCC Group, Inc., Mr. Flanigan filed a complaint against the Company in the 22nd Judicial Court of Missouri. Mr. Flanigan licensed certain technology to the Company for use in the Dalian Green tire recycling facility. In consideration for the license, the Company agreed to pay Mr. Flanigan, among other compensation, a percentage of profits derived from the Dalian Green project. The Company claims that the licensed technology did not work as represented and has refused to pay Mr. Flanigan certain of the compensation under the license agreement. Mr. Flanigan asserts that the Company has breached its agreement with him and is suing to enforce the agreement. The Company believes that it is not obligated to pay Mr. Flanigan any additional amounts due to Mr. Flanigan's breach. The Company intends to vigorously defend this action.

     The Company is from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes. The Company does not believe that such claims and lawsuits, either individually or in the aggregate, will have an adverse effect on its operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

	The Company's common stock, $.01 par value per share, is traded over-the-counter on the Nasdaq SmallCap System under the trading symbol "PCCG." The following table sets forth the high and low closing prices as reported by Nasdaq for the Company's common stock in each of the fiscal quarters indicated.

		Fiscal Year Ended September 30, 1997		High		Low
		First Quarter	               				$4.750		$3.750
		Second Quarter 				              $4.625		$3.250
		Third Quarter				               	$4.000		$3.125
		Fourth Quarter	              				$4.125		$2.500

		Fiscal Year Ended September 30, 1998		High		Low
		First Quarter               					$3.250		$2.500
		Second Quarter					              $4.438		$2.500
		Third Quarter					               $7.500		$4.188
		Fourth Quarter					              $6.156		$3.625

	As of December 18, 1998, there were 2,131 holders of record of the Company's common stock.  The Company believes that there are approximately 1,000 additional beneficial owners of Common Stock whose shares are held in "street name."

	The Company has not paid any dividends on its common stock and does not intend to pay dividends in the foreseeable future. The Board of Directors currently intends to retain any future earnings to finance the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

	The table below sets forth certain financial data of the Company for each of its fiscal years during the five-year period ended September 30, 1998. This information should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report and Item 7 hereof,
"Management's Discussion and Analysis of Financial Condition and Results of
Operations."

Statement of Operations Data
 (in thousands, except for per share amounts)

                           		 	1994	   	1995 	    1996   	 1997		   1998

Net Sales                 			$51,361		$40,473	  $40,645 	$63,643	 	$79,728
Gross Profit    			            3,205		  1,513		   1,892	 	 2,820		   3,695
Net Income      	               	200		     25		     643		    350		     404

Income (Loss)
  Per Share
Net Income			                    .09		    .01		     .26		    .13		    .13
Dividends
Applicable to
Preferred Stock			              (.07)		  (.07)		   (.06)		  (.06)		  (.05)
Net Income (Loss)
Applicable to
Common shares                  		.02		   (.06)    		.20		    .07		    .08


Balance Sheet Data
(in thousands)

                           					 1994	  	1995    	1996   		1997   		1998

Working Capital		              $1,582		 $1,540		 $2,195		$2,607		$3,411
Total Assets			                 7,874  		6,016  		8,421		10,592		14,774
Long-Term Debt		                   10		      2		     --		    18		    35




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Forward Looking Statements:

	Certain of the statements contained in this section, including those under "Liquidity and Capital Resources," are "forward looking" statements. While the Company believes that these estimates and statements are accurate based on information currently available to the Company, the Company's business is dependent upon general economic conditions and various conditions specific to its industry, and future results of which cannot be predicted.

Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

	Net sales for the fiscal year ended September 30 1999 ("fiscal 1998") increased by 25.3%, from $63.6 million in the fiscal year ended September 30, 1997 ("fiscal 1997") to $79.7 million in fiscal 1998. The increase in net sales is due to an increase in the unit volume shipped during the fiscal year.

	Gross profit increased 28.6% from $2.8 million in fiscal 1997 to $3.7 million in fiscal 1998 principally as a result of increased sales. Gross profit as a percentage of net sales increased from 4.4% to 4.6% due to the increased volume of sales, as the Company's ability to purchase its inventory at a discount is related to the volume of sales.  Accordingly, as its sales volume increases, the Company's cost of goods decreases, and the gross profit increases.

	Selling, general and administrative (SG&A) expenses decreased by 16.7%, from
$2.4 million in fiscal 1997 to $2.1 million in fiscal 1998, and decreased as a percentage of net sales from 3.8% to 2.6%. The decrease of SG&A expenses was principally attributable to a decrease in consulting expenses of approximately $350,000.

	Income from operations increased 394.1% from $405,635 in 1997 to $1,598,628 in
1998. The increase is due to the increase in the Company's gross profits and the decrease in SG&A.  Income from operations as a percentage of net sales increased from 0.6% to 2.0 %.

	Interest expense increased 437% from $42,259 in fiscal 1997 to $184,715 in fiscal 1998, primarily as a result of additional borrowings incurred to finance the increased sales level. The Company also incurred a $557,438 loss on the sale of investments, compared to a loss of $13,306 from the sale of investments in the prior fiscal year. The loss is attributable to the Company's investment in securities. During fiscal 1998, the Company invested its excess cash in highly volatile publicly-traded securities and incurred margin liability in such purchases. In June 1998, the Company ended its practice of investing in securities and sold its portfolio of existing securities for a $1,250,000 secured promissory note. Since the Company has ceased investing in securities, the Company does not expect to incur such losses in the future. Other expense also included a loss of $300,730 reflecting a partial write-down of the investment in Dalian Green joint venture. The Company sold its interest in the Dalian Green joint venture in September 1998.

	At the end of fiscal 1998, the Company had net operating loss carryforwards available to offset future taxable income of approximately $1.6 million.  It is not possible at this time to determine that the realization of the net deferred tax asset as of September 30, 1998 is more likely than not;
accordingly, a 100% valuation allowance has been established.

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

	Net sales in increased 56.6% from $40.6 million in the fiscal year ended September 30, 1996 ("fiscal 1996") to $63.6 million in fiscal 1997. Product mix for fiscal 1997 remained basically unchanged. However, unit volume significantly increased compared to fiscal 1996.

	Gross profit increased 49% from $1.9 million in fiscal 1996 to $2.8 million in fiscal 1997 as a result of the increased sales volume. Gross profit as a percentage of net sales decreased from 4.7% to 4.0%, principally due to the sale in fiscal 1997 of certain popular hard disk products which carried lower profit margins.

	Selling, general and administrative expenses increased 46.9% from $1.6 million in fiscal 1996 to $2.4 million in fiscal 1997, and decreased as a percentage of net sales from 4% to 3.8%. The increase of SG & A expenses was principally attributable to increases in the following items by the following amounts:
consulting services $375,893; professional fees $165,774; accrual for doubtful receivables $152,118; travel and entertainment $70,664; and miscellaneous expenses $38,059.

	Income from operations increased 62.4% from $249,711 in fiscal 1996 to $405,635 in fiscal 1997. However, as a percentage of net sales income from operations remained unchanged in both fiscal periods at 0.6%.

	Other income (expense) decreased from $396,927 of income in fiscal 1996 to a loss of $(40,260) in fiscal 1997. This decline was mainly due to the following non-recurring entries recorded in fiscal 1996: (a) Gain on sale of equipment to related parties of $135,000; and (b) a gain on reversal of accrued liability amounting to $233,731 .

	At the end of fiscal 1997, the Company had net operating loss carryforwards available to offset future taxable income of approximately $2.7 million. The income tax receivable for fiscal 1996 pertains to overpayment of state income taxes. Because of the uncertainty regarding the Company's ability to realize on the net deferred tax asset as of September 30, 1996, a 100% valuation allowance was established.

Variability of Quarterly Results and Seasonality

	The Company has historically experienced variability in its net sales and opera ting margins on a quarterly basis and expects these patterns to continue in the future. Management believes that the facts which influence quarterly trends include (i) seasonal growth in the microcomputer industry and (ii)
vendor scheduled introduction of new products or updates of existing products.

	The Company's net sales in the first fiscal quarter of each year have been higher than in its other three quarters. Management believes that historical trends reflect customer buying patterns relating to calendar year-end business purchases and holiday period purchases.

Liquidity and Capital Resources

	To date, the Company had financed its operations primarily from internally generated cash and from bank and vendor lines of credit. During the second quarter of fiscal 1997, the Company entered into a line of credit agreement that provides the Company with accounts receivable and inventory based borrowings of up to $3 million. In fiscal 1998 the Company entered into a loan agreement with Imperial Bank for $5,000,000 Export-Import Bank loan.
The loan has restrictive covenants with regard to additional loans, acquisitions
, capital expenditures. The Company is presently in compliance with all loan covenants.

	Net cash provided by (used in) operating activities in 1998 was $(2,786,732)
, as compared to $706,593 in 1997 mainly reflects the net effects of cash provided by accounts payable and gain on sale of investment, write down of investment, gain on sale of equipment, inventory, offset by an increase in accounts receivable, advances to vendors, and purchases of investments held for trading.

	Net cash provided by (used in) investing activities in 1998 was ($68,941), as compared to ($76,929) in 1997, and principally shows principal payments on notes receivable, and capital expenditures,  offset by advances to the
Dalian Green joint venture.

	Net cash provided by financing activities in 1998 was $4,264,984 as compared to
$(80,114) in fiscal 1997. The increase in cash from financing activities is principally due to increased borrowings under the Company's credit facilities to finance its operations, and due to a change in the use of a securities margin credit facility in the amount of $983,711.

	The Company believes that its internally generated cash flow, vendor credit lines and its currently available lines of credit will be sufficient to fund the Company's working capital needs for at least the next twelve months.

New Accounting standards not adopted yet

     In February 1998 Statement of Financial Accounting Standards No.132, "Employer's Disclosures about Pensions and Other Post-retirement benefits
" (SFAS No 132) amended the disclosure requirements for pensions and other post-retirement benefits. The Company would not expect the adoption to have significant change on the Company's financial statement disclosures.

     In June 1998 , The Financial Accounting Standards Board issued Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and
Hedging Activities"(SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, the objective of which is to mach the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged forecasted transaction. For a derivative not designated as a hedging instrument the gain or loss is recognized in income in the period of change. SFAS No 133 is effective for all fiscal quarters of fiscal years beginning after June 15,1999.

     Historically the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly the Company does not expect the adoption of the new standard on January 01, 2000 to affect its financial statements.



Effects of Inflation

	The Company believes that inflation has not had a material effect on its net sales and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

	The future success of our business depends on our ability to successfully distribute products to meet dynamic customer demand. Our business results depend on our ability to deal with numerous risks and uncertainties. These include our ability to deal with competitive pressures, make good pricing decisions, supply certain products, supply products free of defects, purchase products at acceptable prices, avoid losses to inventory value, and employ quality personnel.

Industry Trends

	We believe that the growth rate of worldwide personal computer sales has declined and may remain below the growth rate from prior years for the foreseeable future. As a result, we could experience decreased demand for our products and increased competition. This decline in the growth rate could adversely affect our business.

Rapid Technological Change; Inventory Risk

	Due to the highly volatile nature of the personal computer industry, we are frequently required to distribute new products and product enhancements.  The success of new product introductions is dependent on a number of factors, including market acceptance, management of inventory levels, availability of products in appropriate quantities, and risk that new products may have defects.  Accordingly, we cannot determine the effect that new products will have on our sales or results of operations.

	We acquire inventory in advance of product shipments.  Accordingly, because the markets for our products are volatile and subject to rapid technological and price changes, there is risk that we will forecast incorrectly and stock excessive or insufficient inventory of particular products.  Price reductions by other manufacturers or technological changes, could materially decrease the value of our inventory.  There can be no assurance that we will be able to successfully manage our inventory.

	In our financial statements, we provide reserves against any inventories of products that have become obsolete or are in excess of anticipated demand, accrue cancellation fees of orders for inventories that have been cancelled, and accrue estimated costs to correct any product quality problems.  Although we believe our inventory and related reserves are adequate, no assurance can be given that we will not incur additional inventory and related charges.
Significant declines in inventory value in excess of established inventory reserves or dramatic changes in prevailing technology have had, and may again in the future have a material adverse effect on our business.

Substantial Competition

	The market in which we operate is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers, and a large number of competitors.  Competition is based primarily on product availability, price, credit availability,
speed of delivery, and breadth and depth of product lines and services.   Our
business has been, and in the future may continue to be, adversely affected by industry-wide pricing pressures and downward pressures on gross margins.
Many of our competitors have greater financial, marketing, manufacturing, and technological resources, broader product lines and larger customer bases.  If we fail to compete effectively, our business will be adversely affected.

Low Profit Margins

	As a result of price competition, we have low gross profit and operating margins. These low margins magnify the impact of variations in net sales and operating costs on our operating results . Our goal is to partially offset the effects of low margins by increasing our net sales, trying to make large volume purchases at a discount, and reducing expenses as a percentage of net sales. We cannot assure you that we will be able to make purchases with large volume discounts or otherwise increase our margins.

Dependence on Third-Party Suppliers

	Although certain components essential to our business are generally available from multiple sources, certain products are currently obtained from single sources.  If the supply of single-source products were to be delayed or curtailed, our business could be adversely  affected.

Marketing and Distribution

	A number of uncertainties may affect the marketing and distribution of our products. Currently, our primary means of distribution is through third-party computer resellers. Such resellers include value added resellers, system integrator, and dealers. Our business and financial results could be adversely affected if the financial condition of these resellers weakened or if resellers discontinued the distribution of our products.

Dependence on Key Personnel

	Our success depends to a significant extent upon the continued service of key marketing, sales, and executive personnel, and on our ability to continue to attract, retain and motivate qualified personnel.  The competition for such employees is intense, and the loss of the services of one or more of these key personnel could adversely affect us.  We do not maintain key man life insurance on any of our key executives.

Possible Volatility of Stock Price

	The market price of our common stock has been, and may continue to be, highly volatile.  Factors such as new product announcements by us or competitors, quarterly fluctuations in our operating results, and general conditions in the computer market may have a significant impact on the market price of the common stock.  In particular, if we were to report operating results or product development progress that did not meet the expectations of research analysts, the market price of our common stock could be materially adversely affected.  In addition, the stock market has often experienced extreme volatility, which has particularly affected high technology companies and which has often been unrelated to the business performance of specific companies.

Year 2000 Issue

	The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in order processing, inventory management, distribution, financial business systems and various administrative functions.  The Company has conducted an independent audit of its internal software applications to determine that it contains source code that is able to interpret appropriately the upcoming calendar year 2000.
Based on the independent audit, the Company believes that its computers are able to handle dates beyond the year 2000.  Accordingly, the Company does not anticipate that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant.  However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's present expectations and have a material adverse effect on the Company's business.
In addition, failure by the Company's key suppliers, customers or service providers to make their respective computer software programs and operating systems "Year 2000" compliant could have a material adverse effect on the
Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

	Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	The consolidated financial statements and the reports thereon and notes thereto
, which are attached hereto beginning at page F-1, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

	None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

	 The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

	 The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

	 The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	 The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

	(a)(1)  Financial Statements:

		Report of Independent Certified Public Accountants	x
		Consolidated Balance Sheets as of September 30, 1997 and 1998	x
		Consolidated Statements of Operations	x
		Consolidated Statements of Shareholders' Equity	x
		Consolidated Statements of Cash Flows	x
		Summary of Accounting Policies	x
		Notes to Consolidated Financial Statements	x

	(a)(2)  Schedules:



	(a)(3)  Exhibits

		3.1.1	Articles of Incorporation of Western Micro Distributors, Inc. dated
February 24, 1983, and filed on February 28, 1983. (1)

		3.1.2	Certificate of Amendment of Articles of Incorporation of Western Micro
Distributors, Inc. dated August 9, 1983, and filed on August 30, 1983. (2)

		3.1.3	Certificate of Amendment of Articles of Western Micro Distributors,
Inc. dated September 23, 1983, and filed on September 28, 1983. (1)

		3.1.4	Certificate of Amendment of Articles of Incorporation of Western Micro
Distributors, Inc. dated October 3, 1983, and filed on October 6, 1983. (1)

		3.1.5	Certificate of Amendment of Articles of Incorporation of Western Micro
Distributors, Inc. dated March 24, 1984, and filed on April 5, 1984. (1)

		3.1.6	Certificate of Amendment of Articles of Incorporation of WMD Micro
Distributors, Inc. filed on November 2, 1984. (1)

		3.1.7 	Certificate of Correction of Certificate of Amendment of WMD Micro
Distributors, Inc. filed on approximately November 21, 1984. (1)

		3.1.8	Certificate of Amendment of Articles of Incorporation of WMD Micro
Distributors, Inc. 	dated September 29, 1989 and filed on October 3, 1989. (1)

		3.1.9	Agreement of Merger between WMD Micro Distributors, Inc. and the
Company dated September 30, 1989 and filed October 25, 1989. (1)

		3.1.10	Certificate of Determination of Rights, Privileges and Restrictions of
Series A Preferred 	Stock of PCC Group, Inc. dated July 13, 1990 and filed
July 16, 1990. (2)

		3.1.11	Certificate of Amendment of Certificate of Determination of PCC Group,
Inc. dated February 14, 1992 and filed March 19, 1992. (2)

		3.1.12	Certificate of Amendment of Articles of Incorporation of PCC Group,
Inc. dated February 14, 1992 and filed March 19, 1992. (2)

		3.2.1	Bylaws of WMD Micro Distributors, Inc. dated March 15, 1983 (1).

		3.2.2	Amendment to Bylaws of WMD Micro Distributors, Inc. dated March 24, 1984
 (1).

		4.1	Specimen of the Company's Common Stock Certificate. (1)

		4.2	Specimen of the Company's Series A Preferred Stock Certificate. (2)

		10.1.1	Standard Industrial/Commercial Single-Tenant-Lease-Gross, dated May 2,
1994 between 	Robert C. Chiu and Cindy C. Chiu and the Company. (4)

		10.1.2	Extension of Standard Industrial/Commercial Single-Tenant-Lease-Gross
dated May 31, 	1996.

		10.3.1	The Company's Employee Stock Bonus Plan ("ESOP") dated October 1,
1988. (2)+

		10.3.2	The Company's Incentive Stock Option Plan dated December 15, 1992. (2)+

		10.3.3	The Company's Stock Bonus Plan dated December 15, 1992. (2)+

		10.3.4	The Company's request dated September 29, 1995 for determination letter from the Internal Revenue Service for termination of the Company's
ESOP. (5)+

		10.3.5	Internal Revenue Service letter of November 14, 1996 providing favorable determination of termination of the Company's ESOP.+

		10.4.1	Dalian Green Resources Corporation Contract dated August 27, 1993 between China Dalian Materials Development Corporation and the Company. (3)

		10.4.2	Agreement dated March 25, 1994 between the Company and Virgil
Flanigan regarding 	recycling technology together with related documents. (5)

		10.5	Joint Venture Agreement dated March 6, 1996 by and between, among others, the Company and Hainan Shenhai Group.

		21	List of Subsidiaries.

		27	Financial Data Schedule

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



	(b)  Reports on Form 8-K

		No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1998.

	(c)  Exhibits:

		See (a)(3) above.
PCC Group, Inc. and Subsidiaries



_______________________




Report on Audited Consolidated Financial Statements


For the Years Ended September 30, 1996, 1997 and 1998



_______________________






Report of Independent Certified Public Accountants



The Shareholders of
PCC Group, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of PCC Group, Inc. (a California corporation) and subsidiaries as of September 30,1997 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. We have also audited the schedule listed in Item 14(a)(2) of this Form 10-k. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of one foreign joint venture, which the Company's investments in and advances to joint venture amounted to $3,004,367 as of September 30, 1997. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such joint ventures, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards
 . Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCC Group, Inc. and subsidiaries as of September 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



							BDO SEIDMAN, LLP





Los Angeles, California
December 8, 1998





September 30,



                                                    1997      1998

Assets (Note 6)
Current assets:
Cash and cash equivalents                    $1,057,269    $2,466,580
securities and other negotiable assets        1,016,625          -
Accounts receivable, less allowances for
possible losses of $34,447 and $143,359       3,958,535     3,872,253
Receivables from related parties (Note 7)       367,654     1,548,372
Notes receivable - related parties (Note 7)     100,000       867,009
Inventory, less reserves for obsolescence of
$225,082 and $276,484                           734,673       703,051
Prepaids and other current assets               230,044       273,967
Advances to vendors (Note 13)                        -      3,034,254

Total current assets                          7,464,800    12,765,486

Property and equipment, net (Note 2)             99,706       126,567
Investment in and advances to joint venture
(Note 1)                                      3,004,367            -
Note receivable (Note 1)                             -      1,872,944
Other assets                                     23,391         9,363

Total assets                                $10,592,264   $14,774,360



Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                             $4,113,545    $5,915,513
Accrued liabilities                             176,788       138,533
Securities margin liability (Note 3)            427,658            -
Lines of credit (Note 6)                        140,000     3,300,000
Total current liabilities                     4,857,991     9,354,046

Deferred gain on sale of equipment (Note 1)     933,063            -
Long-term debt (Note 6)                          17,793        35,445

Total liabilities                             5,808,847     9,389,491

Commitments  and contingencies (Notes 1 and 5)
Shareholders' equity (Notes 7, 9, 10 and 11):

Non-convertible, Cumulative, New Series A
preferred stock ($1,960,000 and $2,120,000
liquidation preference in 1997 and 1998) -
$4.80 stated value, shares authorized,
issued and outstanding - 250,000              1,200,000     1,200,000

Common stock, $.01 stated value; shares
authorized - 10,000,000; shares issued
and outstanding - 2,647,839 and 2,705,339        26,478        27,053
Additional paid-in capital                    1,610,638     1,721,313
Retained earnings                             2,093,246     2,497,327
Treasury stock, 99,000 and 76,500
shares purchased at cost                       (146,945)      (60,824)

Total shareholders' equity                    4,783,417     5,384,869

Total liabilities and shareholders' equity  $10,592,264   $14,774,360

See accompanying summary of accounting policies and notes to consolidated financial statements.




Year ended September 30,                 1996       1997       1998

Net sales (Notes 7 and 12):         $40,644,767 $63,643,054 $79,728,294
Cost of sales (Note 7)               38,752,351  60,823,433  76,032,955

Gross profit                          1,892,416   2,819,621   3,695,339

Selling, general and
administrative expenses               1,642,705   2,413,986   2,096,711


Income from operations                  249,711     405,635   1,598,628

Other income (expense):

Interest (expense) income, net            6,305     (42,259)   (184,715)
Gain on sale of equipment to
related party (Note 1)                  135,000          -           -
Gain (loss) on sale of investments      (56,684)    (13,306)    (557,438)
Gain on reversal of accrued liability   233,731          -            -
Loss on sale of investment in and
advances tojoint venture (Note 1)            -           -      (300,730)
Other - net                              78,575       15,305       30,300

                                        396,927      (40,260)  (1,012,583)

Income before income taxes              646,638      365,375      586,045


Income taxes (Note 4)                    (3,200)     (15,000)    (181,964)

Net income                               643,438     350,375      404,081

Dividends applicable to
preferred stock                         (160,000)   (160,000)    (160,000)

Net income applicable to
common shares                          $ 483,438   $ 190,375    $ 244,081

Basic income per common share          $   0.21    $   0.07     $   0.10

Basic weighted average number of
common shares outstanding             2,319,568    2,566,144    2,563,017

Diluted income per common share       $   0.20      $   0.07     $  0.08

Diluted weighted average number of
common shares outstanding            2,466,816     2,829,423    2,910,985


See accompanying summary of accounting policies and notes to consolidated financial statements.






                                                               Additional
               Preferred Stock    Common Stock    Treasury Stock  Paid-In
              Shares    Amount  Shares    Amount  Shares   Amount  Capital


Balance,
Oct. 1,1995 250,000 $1,200,000 2,285,375 $22,854    -      $ -  $ 587,066

Issuance of
common stock    -           -   248,142    2,481    -       -     760,019
Cancellation of
common stock    -           -    (5,400)     (54)   -       -          -

Stock subscribed-          -         -        -     -       -

Net income                 -         -        -     -       -          -

Balance,
Sep 30, 1996 250,000 1,200,000 2,528,117  25,281    -      -      1,347,085

Issuance of common stock
(Note 8)         -         -      51,222     512    -      -        229,303

Purchase of treasury stock
(Note 9)         -         -      68,500     685  99,000 (146,945)   34,250

Net income       -         -         -        -       -        -        -

Balance, Sep
30, 1997  250,000   1,200,000  2,647,839  26,478  99,000 (146,945 ) 1,610,638

Exercise of stock options
(Note 9)      -          -       57,500      575      -        -      110,675

Re-issuance of treasury stock
(Note 9)     -           -           -        -  (25,000)  93,750          -

Purchase of treasury stock
(Note 9)     -          -            -        -    2,500   (7,629)         -

	Net income  -          -            -        -       -        -           -

Balance, Sep
30, 1998  250,000 $1,200,000 2,705,339  $27,053  76,500 $(60,824) $1,721,313


PCC Group, Inc. and Subsidiaries
Consolidated Statements of shareholders Equity for the years ended September 30,1995,1996,1997 &1998
(Continued)

                        Additional
                        Paid-in     Stock         Retained
                        Capital     Subscription  Earnings     Total
Balance Oct.01.1995      $587,006         -       $1,099,433  $2,909,353
Issuance common stk.       760,019         -               -      762,500
Cancellation of
common stock                  -           -               -          (54)
Stock subscribed              -       230,500                    230,500
Net Income                    -            -         643,438     643,438
Balance Sep 30,1996     1,347,085     230,500      1,742,871   4,545,737
Issuance common stk.      229,303    (230,500)            -           -
Purchase treasury stk.     34,250          -              -     (112,695)
Net Income                                           350,375     350,375
Balance Sep 30,1997    1,610,638           -       2,093,246   4,783,417
Exercise stk. options    110,675                                 111,250
RE-issue Treasury stk.
(note 9)                                                          93,750
Purchase Treasury stk.
(note (9)                                                         (7,629)
Net Income                                           404,081     404,081

Balance Sep 30,1998   1,721,313           -       $ 2,497,327  $5,384,869



See accompanying summary of accounting policies and notes to consolidated financial statements.




                                             Year ended September 30,

                                     1996        1997        1998
Cash flows from operating activities:
Net income                         $643,438    $350,375     $404,081
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization       124,902     113,407       46,621
Provision for bad debts              46,000     152,115      159,220
Loss (gain) on sale of fixed assets  (6,502)         -        (7,949)
Gain on sale of equipment          (135,000)         -            -
(Gain) loss on sale of investments   56,684      13,306      557,438
Loss on sale of investment in
joint venture                            -           -       300,730
Increase (decrease) from changes in:
Purchases of investments held
for trading                     (12,568,358) (12,015,949)(32,437,411)
Proceeds on sales of investments
held for trading                 11,589,040   11,991,527  30,618,220
Accounts receivable                (260,889)  (2,238,154)    (71,900)
Receivable from related parties     315,692      208,628  (1,180,718)
Inventory                          (858,588)     322,574      31,622
Prepaids and other assets           (71,313)     (92,045)     63,854
Advances to vendors                       -            -  (3,034,254)
Accounts payable and accrued
liabilities                         270,722    1,898,759   1,763,714
Income taxes payable                (19,337)       2,050          -

Net cash provided by (used in)
operating activities               (873,509)     706,593  (2,786,732)

Cash flows from investing activities:
Capital expenditures                (72,170)     (67,810)    (79,033)
Purchase of tire recycling equip.  (819,315)          -            -
Proceeds on sale of tire recycling
equipment                           300,000           -            -
Proceeds on sale of fixed assets     11,587           -       13,500
Principal payments received from
notes receivable -related parties        -            -      100,000
Net advances (to) from joint venture     -            -     (100,000)
Capital contributions/advances
to joint venture                   (378,786)      (9,119)     (3,408)

Net cash (used in) investing
activities                         (958,684)     (76,929)    (68,941)


Cash flows from financing activities:

Line of credit- borrowing                -     1,400,500   14,920,000
Line of credit - repayments              -    (1,260,500) (11,760,000)
Proceeds from common stock issue    993,000           -       111,250
Cancellation of common stock            (54)          -            -
Change in margin liability          544,000     (123,797)     983,711
Principal payments on
long-term debt                       (8,145)      (1,413)      (5,681)
Borrowing of long-term debt               -       17,791       23,333
Purchase of treasury stock                -     (112,695)      (7,629)
Net cash provided by (used in)
financing activities              1,528,801      (80,114)    4,264,984




Net increase (decrease) in
cash and cash equivalents          (303,392)     549,550      1,409,311


Cash and cash equivalents,
beginning of year                    811,111     507,719      1,057,269


Cash and cash equivalents,
end of year                        $507,719    $1,057,269    $2,466,580




Supplemental disclosure information:


Cash paid during the year for:

Interest                           $2,700      $  19,512     $ 198,702
Income taxes                       $3,200      $  12,950     $ 106,000

Supplemental disclosure of non-cash activities:







During fiscal 1998, the Company sold its investment in and advances to a joint venture (Note 1). In addition, the Company sold its securities and other negotiable assets (Note 7) and re-issued treasury stock to a financial advisor (Note 10). As a result, the following non-cash transactions occurred:




Increase (decrease) in assets and (increase) decrease in liabilities from:

Sale of investment:
Investment in and advances to joint venture             $(2,807,007)
Notes receivable                                          1,872,944
Deferred gain                                               933,063
Accounts receivable                                           1,000

Sale of securities:
Securities and other negotiable assets                   (2,278,378)
Notes receivable - related parties                          867,009
Stock margin liability                                    1,411,369
Treasury stock re-issuance:
Prepaid assets                                               93,750

During fiscal 1997, the Company had no non-cash transactions.







During fiscal 1996, the Company sold tire-recycling equipment to a related party (Note 1). As a result, the following non-cash transaction occurred:

Increase (decrease) in assets and (increase) decrease in liabilities from:


Sale of equipment:
Receivable from sale of equipment                         1,062,270
Intercompany profit elimination                            (133,625)
Deferred gain on sale of equipment                         (109,330)

See accompanying summary of accounting policies and notes to consolidated financial statements.


ORGANIZATION

PCC Group, Inc., a California corporation, and subsidiaries (the "Company") are primarily engaged in the business of distributing microcomputer components.
The Company has also entered into a new venture to focus on the development and commercialization of certain environment-related products which will be marketed principally in the Pacific Rim markets. (See Note 1.) The Company is located in California and has four wholly-owned subsidiaries. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

The Company recognizes revenue when the risk of loss for the product sold passes to the customer which is generally when goods are shipped.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company grants uncollateralized credit to its customers who are located in various geographical areas. The Company maintains its cash accounts in high-quality financial institutions. At September 30, 1997 and 1998, the Company had bank balances, including cash, cash equivalents and short-term investments, of approximately $1,057,269 and $2,466,580, which exceeded federally insured limits.

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

INVESTMENT IN JOINT VENTURE

The investment in joint venture was accounted for, based on the equity method of accounting. This investment has not been consolidated into these financial statements due to significant doubt about the Company's ability to control the joint venture since the tire recycling plant is in China and is subject to close government supervision.
(See Note 1.)


INCOME TAXES

The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

CASH AND CASH EQUIVALENTS

For the purpose of these statements, cash equivalents include investments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, trade accounts receivable, notes receivable, trade accounts payable and accrued payable are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's credit facilities approximate fair value because the interest rates on these instruments are subject to change to market interest rates. Other long-term notes receivable approximate fair value because the interest rate was market at the date of issuance which was September 29, 1998. The fair value of the Company's related party receivables cannot be determined due to the nature of transaction.

INVESTMENTS

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" expands the use of fair value accounting but retains the use of amortized cost for those debt securities where there is a positive intent and ability to hold such debt securities to maturity. The Company has classified its investments in debt and equity securities into the trading category. The Company's trading securities are reported at their estimated fair value with unrealized gains and losses recognized in earnings. The Company recognized gains (losses) on sale of trading investments of $(56,684), $(13,306) and $(557,438) for the years ended September 30, 1996, 1997 and 1998.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" SFAS 123, establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instrument
 . The Company adopted this accounting standard on October 1, 1996. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees," or SFAS 123. The Company elected to follow APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.


EARNINGS PER SHARE

Effective September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The statement replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share, the retroactive application of this SFAS had no impact on previously reported amounts. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable, provision for slow moving inventory, and the deferred income tax asset allowance. Actual results could differ from those estimates.

RECLASSIFICATION

Certain reclassifications have been made to conform the prior year's amounts to the current year's presentation.

NEW ACCOUNTING STANDARDS NOT ADOPTED YET

In February 1998, Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) amended the disclosure requirements for pensions and other postretirement benefits. The Company would not expect the adoption to have significant change on the Company's financial statement disclosures.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.




NOTE 1 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES

Dalian Green Resources Joint Venture

The Company entered into a joint venture agreement ("Agreement") with a corporation in Dalian, China, to build a facility which recycles tires by utilizing innovative technology and converts the tires into saleable solids, liquids and gases. Under the Agreement, the Company has agreed to purchase up to 55% of the equity of Dalian Green Resources Corporation ("DGR") for $1,660,000 and the contribution by the Company of tire recycling technology. Through September 30, 1998, the joint venture had no operations and the Company had contributed tire recycling technology and made cash equity contributions of $1,550,000. Under the terms of the Agreement, the owners of DGR will share in the profits of the venture according to their relative equity ownership. During the years ended September 30, 1997 and 1998, the Company made no equity contributions.

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

The Company also entered into an agreement with DGR to purchase equipment on DGR's behalf for the tire recycling plant. The Company acquired and resold
this equipment to DGR during fiscal 1995 and 1996.   The Company recognized
a gain on the sale to the extent of their nonownership interest (45%) in DGR and any cash received from DGR. A gain of $135,000, $0 and $0 were recognized during the years ended September 30, 1996, 1997 and 1998 (see Note 7). The Company deferred $933,063 of gain from sale of equipment which will be recognized when the accounts receivable from DGR is collected. The Company had a receivable of $2,880,693 due from DGR as of September 30, 1997 which is included in the investment in and advances to joint venture balance.

The investment in and advances to DGR were as follows:
                                                      September 30,
                                                         1997

Investment in DGR                                      $1,550,000
Start-up costs                                            300,730
Accounts receivable                                     2,880,693
Advance to DGR                                            100,000
Unrecognized gain                                      (1,827,056)

                                                       $3,004,367


NOTE 1 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES (Continued)

In addition, summarized financial data of DGR consisted of:


                                                         September 30,
                                                             1997
Current assets                                            $  81,000
Non-current assets                                       14,253,000
Total assets                                             14,334,000

Current liabilities                                       3,940,000
Non-current liabilities                                   7,057,000
Equity                                                    3,337,000


To date, there have been no operations at DGR.

On September 29, 1998, the Company sold American Tire Collection (ATC), a wholly owned subsidiary, and its investment in and advances to Dalian Green Resource Co. Ltd. (Dalian) (collectively "the Purchased Assets") to a third party in exchange for a three year, $3,700,000 secured convertible promissory note
(the Note) plus 1,000 shares of common stock of ATC. The Note is secured by a first priority lien on all of the assets of ATC, including the Purchased Assets. The Note bears interest at 6% per annum and is convertible, at the option of the Company, into 70% of the equity interest of ATC any time during these three years. As a result of the sale, the Company wrote-off $300,730 of deferred start-up costs. The gain on sale of $1,827,056 will be deferred and recognized on the installment method as the Note is collected. Note receivable as of September 30, 1998 is as follows:




                                                         September 30,
                                                             1998

Note receivable                                           $3,700,000
Unrecognized gain                                         (1,827,056)

Net                                                        $1,872,944



NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                           September 30,
                                                         1997         1998

Furniture, fixtures and equipment                     $743,398    $743,837
Vehicles                                                61,966     118,888
Leasehold improvements                                   8,457       6,900

                                                       813,821     869,625
Accumulated depreciation and amortization             (714,115)   (743,058)

Property and equipment, net                           $ 99,706    $126,567


NOTE 3 - MARGIN LIABILITY

Until June 20, 1998, the Company invested excess cash in various securities on a short term margin basis. The investments were made for trading purposes which involved varying degrees of market risk in excess of amounts recognized in the balance sheet. In a margin transaction, brokers extend credit to customers, subject to various regulatory margin requirements, which allow customers to purchase securities in excess of the underlying collateral.
Margin requirements may not be sufficient to fully cover losses which customers may incur. Such transactions may expose the Company to significant off-balance-sheet risk in the event that the value of the securities decline. As of September 30, 1997, the Company had a securities margin liability of $427,658. The notional value of the securities owned by the Company as of September 30, 1997 was $1,090,592. On June 20, 1998, the Company sold its entire investment in securities to a related party (see Note 7). Consequently, the Company had no securities margin liability as of September 30, 1998.

NOTE 4 - INCOME TAXES

Income taxes are as follows:

                                                    Year ended September 30,
                                                 1996       1997       1998

Current tax expense:
Federal                                        $   -      $   -     $ 33,649
State                                            3,200     15,000    148,315

                                               $ 3,200    $15,000   $181,964


The components of the net deferred tax asset and liability are as follows:

                                                             September 30,
                                                         1997      1998
Deferred tax asset                                    $1,034,539  $1,026,765
Deferred tax liability                                   (78,571)        -
Valuation allowance                                     (955,968) (1,026,765)

                                                        $      -   $       -



NOTE 4 - INCOME TAXES (Continued)

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax asset and liability, and their approximate tax effects, are as follows:

                                                  Year ended September 30,
                                                   1997         1998

Excess tax depreciation over book               $(23,338)    $    -
Inventory and bad debt reserves                   77,881       197,117
Accrued vacation                                   3,585           -
State taxes                                        1,621        50,427
Installment sales                                (52,248)          -
Shareholder's wages accrual                          -          23,901
Other                                                -             148
Capital loss carryforwards                           -         227,138
Net operating loss carryforwards                  948,467      528,034
Valuation allowance                              (955,968)  (1,026,765)

                                                $     -     $    -


Management is unable to determine whether the realization of the net deferred tax asset is more likely than not and a 100% valuation allowance has been established.

The difference between the effective tax rate and that computed under the federal statutory rate is as follows:


                                            1996      1997     1998
Federal statutory rate                       34%       34%      34%
Change in valuation allowance               (34)      (34)     (15)
State taxes, net of federal benefit           -         4       24
Effect of lower AMT rate                      -         -      (14)
Permanent differences                         -         -        2

                                              -%        4%      31%

During fiscal 1998, the Company utilized $1,492,373 of the net operating loss carryforward.

As of September 30, 1998, for federal income tax purposes, the Company had approximately $1.6 million of federal income tax net operating loss carryforwards expiring through 2001. The annual utilization of the net operating loss carryforward may be limited due to the provisions of Internal Revenue Code section 382 and subsequent stock ownership changes by the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases a building and equipment under noncancelable operating leases expiring at various dates through 2001. Future minimum rental payments required under operating leases that have an initial or a remaining noncancelable lease term in excess of one year at September 30, 1998 are as follows:

Year ending
September 30,                                                  Amount

1999                                                           $44,525
2000                                                             4,440
2001                                                             4,440
2002                                                             4,070

                                                               $57,475


Rental expense for the years ended September 30, 1996, 1997 and 1998 was approximately $148,000, $104,950 and $90,640.

Economic Dependency

A majority of the Company's fiscal 1996, 1997, and 1998 sales were derived from products supplied by one vendor. While the Company believes that alternative sources of supply exist, the loss of the right to distribute products from this vendor might materially and adversely impact its operations.

Lawsuits

The Company is, from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.

NOTE 6 - DEBT

The Company has two line of credit agreements expiring April 30, 1999, which provide for borrowings of up to $8,000,000 which are collateralized by substantially all of the Company's assets. The balance outstanding under these lines of credit at September 30, 1997 and 1998 was $140,000 and $3,300,000 , respectively. The borrowings under these agreements bear interest at the prime rate (8.5% at September 30, 1998) plus 1%. The terms of the line of credit agreements contain, among other provisions, requirements for maintaining defined levels of working capital, tangible net worth, annual capital expenditures and a debt-to-equity ratio. The Company was in compliance with the financial covenants contained in the line of credit agreements at September 30, 1998.

During September 1997 and December 1997, the Company entered into two equipment loans maturing through 2002 and 2001, respectively. These loans bear interest of 8.9% and 9.7%, respectively, and are collateralized by certain equipment.

NOTE 7 - RELATED-PARTY TRANSACTIONS

The Company conducts business with certain companies that are owned wholly or in part by certain shareholders of the Company. On the accompanying consolidated balance sheets, receivables from related parties consist of trade accounts receivable of $313,637 and $1,494,355 as of September 30, 1997 and 1998. During fiscal 1996, the Company utilized the services of one of its related parties based in China to help assist in the assembly and maintenance of equipment which was sold to DGR. A consulting fee of $300,000 was charged against the 1996 sale of equipment to DGR (see Note 1) for the services of this related party.

Included in the accompanying consolidated statements of income are sales to related parties of $3,640,732, $2,744,229 and $2,693,628 for the years ended September 30, 1996, 1997, and 1998 and purchases from related parties of $49,880, $179,302 and $2,182,756 for the years ended September 30, 1996, 1997 and 1998. In addition the Company has an outstanding loan with a related party, as of September 30, 1997 and 1998 of $54,017 and $54,017. Consulting fees of $300,000 were paid to a related party during fiscal 1997, for administrating and designing the technology of the tire recycling plant.

During 1992, the Company sold its 51% interest in an apparel company to a related shareholder for $408,000, which consisted of $204,000 in cash and a note receivable in the amount of $204,000. In connection with the sale, the Company entered into a management agreement to provide certain management, accounting and administrative support services to this corporation. The note receivable, which is collateralized by the shares of this corporation, bears interest at 8% per annum with the principal balance and any unpaid accrued interest due June 30, 1997. As of September 30, 1997, the outstanding balance on this note receivable was $100,000, and was collected during fiscal 1998.

During June 1998, the Company sold its entire portfolio of securities and other negotiable assets to a related party (the Seller) in exchange for a one year, $1,250,000 secured promissory note (the Note). The Note is secured by the transferred securities and 250,000 shares of the Company's Series A preferred stock owned by the Seller. The Note bears interest of 8.5% and is payable quarterly. The amount of the note exceeded the fair value of the securities by $382,991 on the transaction date. The Company has recorded a deferred gain which will be recognized as the Note is collected. The Note receivable as of September 30, 1998 is as follows:



                                                           September 30,
                                                               1998
Note receivable                                             $ 1,250,000
Deferred gain                                                  (382,991)

Net                                                         $   867,009



NOTE 8 - EARNINGS PER SHARE

The components of basic and diluted earning per share were as follows:

                                                Year Ended September 30,
                                             1996       1997      1998
Numerator
Net income                                 $643,438   $350,375  $404,081
Preferred stock dividends                  (160,000)  (160,000) (160,000)

Income available for common stockholders   $483,438   $190,375  $244,081

Denominator
Weighted average number of common
shares outstanding during the period      2,319,568  2,566,144  2,563,017
Add:  Assumed exercise of outstanding
stock options                               147,248    263,279    347,968

Common stock and common stock
equivalents used for diluted EPS          2,466,816  2,829,423  2,910,985


Per share amounts
Basic earnings per share                 $    0.21   $   0.07   $  0.10

Diluted earnings per share               $    0.20   $   0.07   $  0.08


NOTE 9 - PREFERRED AND COMMON STOCK

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

On December 31, 1992, in order to more accurately reflect the financial condition of the Company and to provide a more appealing situation to potential equity investors, the Company issued 250,000 shares of a new series of preferred stock, designated New Series A preferred stock in exchange for the 250,000 shares of outstanding Series A preferred stock. The non-voting, non-convertible New Series A preferred stock accumulates dividends at the rate of $0.64 per share per year. No dividends were declared during fiscal 1996, 1997 or 1998.

The New Series A preferred stock was given a liquidation preference value and a redemption price of $4.80 per share ($1,200,000 total liquidation preference) plus cumulative unpaid dividends which totalled $760,000 and $920,000 at September 30, 1997 and 1998. The New Series A preferred stock is redeemable, at the Company's option, at any time.

NOTE 9 - PREFERRED AND COMMON STOCK (Continued)

During fiscal year 1996, the Company had three private placement offerings. The first two private placement offerings, 248,142 shares were issued at approximately $3.40 a share. Net proceeds received were $762,500 and expenses associated with the offerings were $80,000 which was charged to contributed capital in excess of par. As of September 30, 1996, no stock was issued for the third private placement offering. Accordingly, the net proceeds of $230,500 from the third private placement was reflected on the financial statements as Stock Subscriptions. In November 1996, 51,222 shares were issued for the third private placement offering.

During fiscal year 1997 and 1998 the Company was not involved in a private offering.

During fiscal year 1998, the Company issued 57,500 shares of common stock upon the exercise of various stock options and warrants at prices ranging from $1.50 to $2.50.

NOTE 10 - TREASURY STOCK

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock in the open market.

During fiscal 1997, the Company repurchased 30,500 shares of treasury stock at an average per share cost of $3.50. In prior years the Company purchased
68,500 shares of treasury stock at an average per share cost of $.50. The Company treated the purchase of treasury stock as though the stock was cancelled
 . During fiscal 1997, it was determined that the treasury stock was not cancelled, and the 68,000 shares of common stock were included in treasury stock.

During fiscal 1998, the Company repurchased 2,500 shares of treasury at an average per share cost of $3.05. In addition, the Company re-issued 25,000 shares to a financial advisor as compensation for future services to be performed and recorded prepaid consulting fees of $93,750. The Company has 76,500 shares of treasury stock which may be used for any corporate purpose.

NOTE 11 - STOCK OPTIONS AND WARRANTS

The Company provides a non qualified stock option plan and an incentive stock option plan for its employees, officers and directors.

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

The incentive stock option plan provides for the issuance of up to 200,000 shares of common stock to designated employees and executive officers of the Company, of which, 122,700 shares were granted to the Company's officers. During fiscal year 1997 and 1998, the Company did not issue additional stock options under the incentive stock option plan.

NOTE 11 - STOCK OPTIONS AND WARRANTS (CONTINUED)

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



                                               Year ending September 30,
                                           1996       1997         1998

Net income attributable to
common stockholders:

As reported                            $ 483,438   $ 190,375  $ 244,081
Pro forma                                350,438      45,440    202,798


Diluted income per common share

As reported                                  .20        .07       .08
Pro forma                                    .14        .02       .07


During March 1998, the Company entered into an Exclusive Financial Advisor/ Investment Banker Agreement. In connection with this agreement, the Company issued warrants to purchase 300,000 shares of common stock with exercise prices ranging from $2.50 to $5.00 per share. Of the 300,000 stock warrants issued, 100,000 are immediately exerciseable and 200,000 are exerciseable upon certain performance objectives being met. None of the performance requirements were fulfilled during the year. The warrants expire one year following the grant date. The Company has not recorded any compensation expense in connection with the issuance of these warrants, as their value was not considered significant.

A summary of changes in stock options and warrants during each year is presented below:



                             Year ended September 30,
                     1996            1997            1998
                       Weighted        Weighted         Weighted
                       Average         Average          Average
                       Exercise        Exercise         Exercise
               Shares  Price    Shares Price    Shares  Price
Options and warrants
outstanding at
beg. of year  300,000  $1.15  395,000  $1.52  415,000   $1.54

Options and warrants
granted        95,000   2.70   20,000   2.00  300,000    3.81

Options and warrants
cancelled        -        -        -      -   (82,500)   2.64

Options and warrants
exercised        -        -        -      -   (57,500  )  1.93


Options and warrants at
end of year  395,000  $  1.52  415,000  $ 1.54  575,000 $ 2.49

Options and warrants
exercisable at end of
year        212,300      1.87  292,300    1.47  252,300   1.56


Weighted-average fair
value of options and
warrants granted
during the year       $   .52           $ 3.10          $  .40

NOTE 11 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about the stock options and warrants outstanding at September 30, 1998.


                                                     Options and
               Options and Warrants Outstanding   Warrants Exercisable
                         Weighted
                Number   Average     Weighted       Number   Weighted
           Outstanding   Remaining   Average    Exerciseable Average
                at       Contractual Exercise        at      Exercise
Exec.Price    9/30/98    Life        Price         9/30/98   Price

$1.25 to
$1.50         315,000   1.9 years    $1.29       192,300     $1.27

$2.00 to
$3.50         110,000   2.04 years    2.95        60,000      2.50

$4.50 to
$5.00         150,000    0.4 years    4.67            -         -

$1.25 to
$5.00         575,000    1.55 years  $2.49       252,300      $1.56


Options and warrants exercisable at September 30, 1998 have an average exercise price of $1.56. The fair value of the stock options and warrants granted during 1998 and 1997 was $50,214 and $120,403, respectively, on the date of grant using the Black Scholes option-pricing model. The weighted-average assumptions used were as follows:



                                                   Year ended September 30,
                                                    1997           1998

Discount rate - bond yield rate                      6%            5%

Volatility                                          75.34%       107.03%

Expected life                                      5 years       1 year



Expected dividend yield                                -             -


NOTE 12 - SIGNIFICANT CUSTOMER

During fiscal 1998 and 1997, 16% and 25% of the Company's net sales were generated from one customer. During fiscal 1996, the Company did not have any significant customers.

NOTE 13 - ADVANCES TO VENDORS

During 1998, the Company entered into an agreement with a related party
(the Party) in which the Company would acquire certain customized equipment on behalf of the Party. As of September 30, 1998 the Company made an advance to a vendor of $3,034,254 to manufacture the equipment. The Company has received a letter of credit in the amount of $3,830,000 from the related party.




                                 Amount
                    Beginning    Charged                    Ending
Description         Balance      to Expense   Deductions    Balance

Allowance for  doubtful accounts:


Fiscal 1996        $ 264,000      $ 46,000     $ 211,000    $ 99,000

Fiscal 1997        $  99,000      $152,000     $ 216,000    $ 35,000

Fiscal 1998        $  35,000      $159,000     $  51,000    $143,000



Reserve for inventory obsolescence:


Fiscal 1996        $341,000      $ 30,000     $      -      $371,000

Fiscal 1997        $371,000      $     -      $  146,000    $225,000

Fiscal 1998        $225,000      $ 51,000     $             $276,000






	SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         				PCC GROUP, INC.


Date:  December ___, 1998                     		By:_________________________
                                              				Jack Wen
									Chairman of the Board and
									Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                           Date

__________________________		Chairman of the Board and      	December ___, 1998
Jack Wen				                Chief Executive Officer


__________________________		Vice President and        	     December ___, 1998
Donald Johnson						        Chief Financial Officer
						                      (Principal Financial and
						                      Principal Accounting Officer)


__________________________		Director                     			December ___, 1998
Gary Blum


__________________________		Director                     			December ___, 1998
George Rodda, Jr.

	CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
PCC GROUP, INC. AND SUBSIDIARIES

We hereby consent to the incorporation by reference in the Registration Statement (Form S-3 No. 333-57607) , of our report dated December 08,, 1998, with respect to the consolidated financial statements and schedule of PCC Group, Inc and Subsidiaries Inc. included in the Company's Annual Report (Form 10-K) for the year ended September 30, 1998.

Los Angeles, California			BDO SEIDMAN, LLP
December _08 1998







F-1
PCC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

F-4
PCC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PCC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997

PCC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

F-6
PCC GROUP, INC. AND SUBSIDIARIES

SUMMARY OF ACCOUNTING POLICIES


F-9
PCC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



F-14
PCC GROUP, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998


F-20