Form 10-K/A
period 1998-09-30
PCC GROUP INC
filed 1999-01-28
CIK 756972

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	FORM 10-K/A
	AMENDMENT NO. 1


[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended September 30, 1998.
or
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______________ to _______________.

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
$.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ].

     Check mark indicates that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on January 25, 1999 was approximately $19,631,499, based on the closing price reported by Nasdaq on such date. There were 2,731,339 shares of registrant's Common Stock outstanding on January 25, 1999.




ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth as of January 25, 1999 certain information regarding the directors and executive officers of the Company:


Name					                Age  	         Position(s) Held
Jack Wen				             44		           Chairman of the Board, Chief
                                        Executive Officer, and President
Gary Blum(1)(2)			       58	            Director
George Rodda,Jr.(1)(2)	 	68		           Director
Don Johnson				          62		           Vice President - Finance and Chief
                                        Financial Officer

-------------------
(1)  Member of the Nominating Committee.
(2)  Member of the Audit Committee.

The following biographical information is furnished with respect to the directors and executive officers:

Jack Wen has served as Chairman of the Board, Chief Executive Officer, and President of the Company since October 1989.

Gary Blum has been a directors since 1992. Mr. Blum is the principal of the Law Offices of Gary L. Blum, Los Angeles, California, which he founded in June 1988. Mr. Blum currently serves as a director of the following public companies: Digitran Systems, Incorporated, a company specializing in the manufacturing and marketing of simulator training devices; DHS Industries, Inc., a marketing research company; and Quantum Communications, Inc., a company specializing in the development of antennae for wireless communication devices. From January 1992 to August 1994, Mr. Blum served as a director of DCC Compact Classics, Inc., a publicly held company specializing in manufacturing and selling compact discs featuring reissued recordings. In addition, from December 1992 to June 1994, Mr. Blum served as a director of E.N. Phillips Company, a publicly held company specializing in the legalized gaming industry.

    	George Rodda, Jr. has been a director since 1995. Mr. Rodda is an attorney with offices in Newport Beach and Washington, D.C. Mr. Rodda founded WMD Micro Distributors, Inc., the predecessor corporation to the Company, in 1983. He is also a director of Bagdad Chase, Inc., a public company which owns mines in California and Idaho.

Don Johnson has been Vice President - Finance and Chief Financial Officer since October 1998. From May 1994 to June 1998, Mr. Johnson had a accounting and business management consulting practice at Business Management Services. From June 1990 to May 1994, Mr. Johnson was Vice President - Finance for Vector Aeromotive Corp. In addition, Mr. Johnson was Chief Financial Officer and Treasurer of ACL Technologies Inc. for 15 years prior to joining Vector Aeromotive Corp.

Directors and Officers of PC Craft Distribution, Inc.  PC Craft
Distribution, Inc. is the Company's principal subsidiary. Jennifer Wen is the President of PC Craft Distribution, Inc. Jack Wen, Gary Blum, and George Rodda, Jr. are the directors of PC Craft Distribution, Inc.

Section 16(a) Beneficial Ownership Report Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such reports and written representations from the reporting persons, the Company believes that, during the period from October 1, 1997 through September 30, 1998, its executive officers, directors and greater than 10% shareholders have filed on a timely basis all reports required under Section 16(a).

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company's
Chief Executive Officer for services rendered in all capacities to the Company for the fiscal years ended September 30, 1998, 1997, and 1996. No other executive officer received compensation in excess of $100,000 for such periods.

Other Annual
Name and Principal Position		   Year		Salary		Compensation
Jack Wen					                  1998		$120,000		$16,720(1)
Chairman of the Board, Chie		  1997		$120,000		$27,722(1)
Executive Officer,and President1996		$120,000		$18,757(1)

(1)	Consists solely of lease payments and insurance for a company car which has been provided for Mr. Wen's use.

Stock Option Exercises and Option Values

The following table provides information with respect to stock options held by the named executive officer.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

         Number of Securities		   Valueof Unexercised
         Underlying Unexercised		 In-the-Money Options
         Options at FY-End	            at FY-End(1)


Name		  	  Exercisable	             Exercisable

Jack Wen	  250,000	        	        $865,912.50

(1) Value is determined by subtracting the exercise price from the fair market value (the closing price for Common Stock as reported by Nasdaq) as of September 30, 1998, the last trading day in the fiscal year ($4.750 per share) and multiplying the resulting number by the number of underlying shares of Common Stock.

Director Compensation


The directors of the Company receive compensation of $250 per meeting.

Compensation Committee Interlocks and Insider Participation

Mr. Wen (Chairman of the Board, Chief Executive Officer, and President) and Mr. Blum (a non-employee director) served on the Compensation Committee of the Company during the past fiscal year.

Employee Stock Ownership Plan

Until September 1, 1995, the Company maintained the PCC Group, Inc.
Employee Stock Ownership Plan ("ESOP") for the benefit of all employees, including executive officers. The Board of Directors approved the termination of the ESOP effective September 1, 1995 and obtained from the Internal Revenue Service a favorable determination letter issued November 14, 1996.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of January 25, 1999, certain information with respect to (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each director of the Company, (iii) the executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each of the persons listed below is care of the Company, 163 University Parkway, Pomona, California 91768.

Name and Address 			 Amount and Nature of		     Percentage
Beneficial Owner			   Beneficial Owner	  	      of Class
Jack Wen				          667,337(1)			             22.4%
Gary Blum					          1,700	                   0.1%
George Rodda, Jr.			  152,650(2)			              5.3%
Rita Wen
(formerly Rita Soong) 338,381			                12.4%
Jennifer Wen			       157,911        		    	     5.8%
J.L. Yin (also
known as Tina Wen)    451,175		            	    16.5%

All Directors and
Executive Officers as
a Group (3 persons)   816,687(3)	               26.9%


     	 (1)	Includes 416,837 shares held by Mr. Wen individually, and includes
250,000 shares underlying presently exercisable stock options. The above amount excludes the (a) 157,911 shares owned by Jennifer Wen, Mr. Wen's wife,
(b) 338,381 shares owned by Rita Wen, Mr. Wen's sister, and (c) 451,175 shares owned by J.L. Yin, Mr. Wen's sister. Mr. Wen disclaims beneficial ownership of these shares.

(2)	Includes 60,000 shares underlying presently exercisable stock options.

(3) Includes 310,000 shares underlying presently exercisable stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


During 1992, the Company sold its 51% interest (51,000 shares) in an apparel company (PCC International Marketing, a California corporation, "PCCIM") to J.L. Yin (also known as Tina Wen), a sister of Jack Wen, for $408,000, which consisted of $204,400 in cash and a note receivable in the amount of $204,400. In connection with the sale, the Company entered into a management agreement to provide certain management, accounting, and administrative support services to this corporation. The note receivable, which is collateralized by the shares of PCCIM which were purchased from the Company, bears interest at 8% per annum. The principal balance and accrued interest thereon was originally due June 30, 1994; however, the Company agreed to extend the due date to June 30, 1995. Subsequently, the due date was extended to December 30, 1996 and then to June 30, 1997. As of September 30, 1997 the outstanding balance on this note receivable was $100,000. The foregoing promissory note was repaid in full during fiscal 1998.

During June 1998, the Company sold its entire portfolio of securities to Laser Micro System (the "Buyer"), a Taiwan based corporation owned by Bin Wen, father of Jack Wen (the Company's Chairman, Chief Executive Officer, and President) in exchange for a one year, $1,250,000 secured promissory note.
The note is secured by a lien on the transferred securities and by the 250,000 shares of the Company's Series A preferred stock owned by the Buyer. The note bears interest at an annual rate of 8.5%. Interest on the note is payable quarterly, and the entire unpaid balance is due on June 20, 1999. The amount of the note exceeded the fair market value of the securities by $382,991 on the transaction date. The Company has recorded a deferred gain which will be recognized as the note is collected.

During fiscal 1998, the Company made sales to related parties totaling $2,693,628 and made purchases from related parties totaling $2,182,756. In addition, the Company has an outstanding loan with a related party as of September 30, 1998 in the amount of $54,017.

	SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 27, 1999

PCC GROUP, INC.


By: /s/ Jack Wen
Jack Wen
Chairman of the Board,
Chief Executive Officer and
	President


PCC1-2.012