Form 10-Q
period 1998-12-31
PCC GROUP INC
filed 1999-02-09
CIK 756972

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549




FORM 10-Q





QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended						              Commission  File
December 31, 1998                                             Number: 0-13280




PCC GROUP, INC.
(Exact name of registrant as specified in its charter)





         California							             95-3815164
(State or other jurisdiction of				                (I.R.S. Employer
incorporation or organization)				                Identification No.)




163 University Parkway								         91768
Pomona, California       						             (Zip Code)
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

	                     Yes  x                    No.___

As of December 31, 1998, the registrant had outstanding 2,731,839 shares of its Common Stock, $.01 par value per share.












PCC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In thousands
(Unaudited)




                                              December 31,     September 30,
ASSET                                            1998               1998
CURRENT ASSETS:


Cash and cash equivalents                        $1,737         $2,467
Securities and other negotiable assets
Accounts receivable, less allowances for
possible losses of $206,963                       6,115          5,366
Receivable from related parties                      54             54
Notes receivable - related parties                  867            867
Inventory, less reserves for
obsolescence of $276,484                            553            703
Prepaids and other current assets                   273            274
Advances to Vendors                               3,183          3,034


TOTAL CURRENT ASSETS                             12,782         12,765


PROPERTY AND EQUIPMENT, Net                         160            126

INVESTMENTS IN AND ADVANCES TO
JOINT VENTURES                                    1,888          1,872
OTHER ASSETS                                         63              9

TOTAL ASSETS                                    $14,893        $14,774



 .
PCC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In thousands
(Unaudited)   (Concluded)



LIABILITIES AND                           December 31,      September 30,
SHAREHOLDERS EQUITY                           1998               1998
CURRENT LIABILITIES:
Accounts payable                               $5,381             $5,916
Line of credit                                  3,400              3,300
Accrued liabilities                               146                139

TOTAL CURRENT LIABILITIES                       8,927              9,354


LONG TERM DEBT                                     32                 35

Total Liabilities                               8,959              9,389




SHAREHOLDERS' EQUITY
Non-convertible, Cumulative, New Series
A preferred stock($1,200,000 liquidation
preference) - $4.80 stated value,shares
authorized, issued and outstanding - 250,000     1,200             1,200
Common stock, $.01 stated value; shares
authorized -10,000,000; shares issued and
outstanding - 2,731,839 and 2,705,839               27                27
Contributed capital in excess of stated value    1,791             1,721
Retained earnings                                3,016             2,497
Treasury stock, 99,000 shares purchased at cost  (100)              (60)

TOTAL SHAREHOLDERS' EQUITY                       5,934             5,385


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $14,893           $14,774





PCC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share data
(Unaudited)


                                                   Three Months Ended
                                                     December 31,
                                                  1998          1997

Net sales                                       $27,794       $23,745

Cost of sales                                    26,546        22,630

Gross profit                                      1,248         1,115

Selling, general and administrative
expenses                                            589           540

Income from operations                              659           575

Other income (expense)

Gain (loss) on sale of investments                               (483)
Interest (expense) income, net                      (81)          (23)
Other                                                (9)           13

                                                    (90)         (493)

Net income before income taxes                      577            82

Income taxes                                         59             8

Net income                                     $    518        $   74

Income per share
Net income                                        $0.19         $0.04
Dividends applicable to preferred stock           (0.02)        (0.02)
Net income (loss) applicable to common            $0.17         $0.01
shares
Average weighted number of shares             2,713,919     2,647,839




PCC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands, (Unaudited)

                                                 Three Months Ended
                                                     December 31,
                                                    1998      1997
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
Net income                                        $  519     $  82
Depreciation and amortization                          4        27
Provision for bad debts                               60        42
Increase (decrease) from changes in:
Investment in Securities                                    (1,930)
Accounts receivable                                 (689)   (5,388)
Receivables from related parties                     314
Inventory                                           (150)     (527)
Prepaids and other assets                           (174)        2
Accounts payable and accrued
Liabilities                                         (528)    8,017
Net cash provided by (used in)
Operating activities                                (808)      639
CASH FLOW FROM INVESTING ACTIVITIES:
Capital purchases                                    (38)
Net investments in and advances to joint venture     (18)
Net cash provided by (used in) investing activities  (52)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance                   30
Change in line of credit                             100     (140)
Change in margin liability                                  1,545
Net cash provided by (used in)
Financing activities                                 130    1,405
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                    (730)   2,044
CASH AND CASH EQUIVALENTS,
Beginning of year                                  2,467    1,057


CASH AND CASH EQUIVALENTS,
end of quarter                                  $  1,737 $  3,101

Cash paid during the year for:
Interest                                             $81      $27
Income taxes                                          $0       $0



The accompanying notes are an integral part of these consolidated consolidated financial statements.








PCC GROUP,  INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

Note 2 -  Income Taxes

As of September 30, 1998, for federal income tax purposes, the Company had approximately $1.6 million in net operating loss carryforwards expiring through 2001. The annual utilization of the operating loss carryforward may be significantly limited due to the adverse resolution, if any, with respect to the loss carryover provisions of Internal Revenue Code section 382 in connect ion with certain stock issuances by the Company.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for historical information contained herein, the matters setforth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially.The Company disclaims any interest or obligations to update these forward-looking statements.

Three Months Ended December 31, 1998 as Compared to the Three Months Ended December 31, 1997

Net sales for the quarter ended December 31, 1998 increased by $4.1 million (17%) over net sales of $23.7 million for the similar 1997 fiscal quarter. This increase was due to an increase in hard disk sales and on the Company's ability to continue to competitively price its products.

Gross profit for the first quarter of 1998 was $1.2 million, an 11.2% increase from the first quarter of 1997. The increase in gross profit was the result of an increase in net sales. Gross profit as a percentage of net sales slightly decreased from 4.7% in the first quarter of 1998 to 4.5% in the first quarter of 1998. The reduction was due to market oversupply of certain products which resulted in pricing pressures that required the Company to reduce its gross margins.

Selling, general and administrative expenses increased to $589,000 in the first quarter of fiscal 1999 compared to $540,000 for the comparable fiscal 1998 period. As a percentage of revenue, SG&A expenses decreased from 2.2% in 1997 to 2.1% in 1998. The increase in SG&A was due to increased sales.

Income from operations increased 15% to $659,000 in the first quarter of fiscal 1999 from $575,000 in the comparable fiscal 1998 period. The increase in income from operations is in line with the increase in net sales, after adjusting for the slight increase in SG&A. Operating income as a percentage of net sales remained the same for both fiscal periods.

Other income/expense decreased to ($90) in 1999 when compared to $(493,000) for the comparable fiscal 1998 period. The variance was mainly attributable to losses on sale of securities investments in 1997. The Company sold its portfolio of securities during the fiscal year ended September 30, 1998. Therefore, the Company will no longer experience gains or losses attributable to securities transactions.

Net income increased to $518,000, or $0.16 per share (after preferred stock dividend deduction), in the first quarter of fiscal 1999 compared to $74,000, or $(0.01) per share (after preferred stock dividend deduction) for the same fiscal 1998 quarter. The increase in net income is the result of increased sales and, in particular, the effect of the securities transactions loss experienced in 1997 which adversely affected last year's net income.


Liquidity and Capital Resources

Since May 1994, the Company has primarily operated with internally generated cash flow and vendor lines of credit. During the second quarter of fiscal 1997, the Company entered into a line of credit agreement with an institutional lender. The credit facility provides the Company with both accounts receivable and inventory based borrowings of up to $3 million.

Net cash provided by (used in) operating activities in the fiscal quarter ended September 30, 1998 $(808,000), as compared to $639,000 in the same quarter is 1997 mainly reflects the net effects of cash provided by operations, offset by increases in accounts receivable, inventory and, prepaids and decreases in accounts payable.

Net cash provided (used in) investing activities in the current quarter was $(52,000), principally representing inter-company activity, and capital purchases.

Net cash provided (used in) financing activities in the current quarter was $130,000 as compared to $1,405,000 in last year's period, and mainly reflects changes in the use of a securities margin credit facility and an asset-based line of credit. The Company sold its investment portfolio during the past fiscal year for a short-term note of $1,250,000.

In addition to the Company's cash balances as of December 31, 1998, the Company issued shares of a new class of preferred stock in January 1999 for $750,000. See, Item 5. Other Information, below. The holders of the new preferred stock are also required to purchase an additional $850,000 of the preferred stock under certain conditions that the Company believes will be met during the current fiscal quarter. Accordingly, the Company's liquidity has been augmented, and will be further supplemented, with the sale of the preferred stock.

The Company expects to fund the working capital needs of its distribution business with internally generated funds, vendor lines of credit and its
current asset-based financing facility.   Based on the amount of credit
available to the Company, its current cash balances, and its current operations, the Company believes that it has sufficient capital to finance its working capital needs for the next 12-month period. The Company recently launched a website through which it is offering computer parts and components for sale to retail customers. The Company expects to fund the additional costs associated with the website through the proceeds of the preferred stock sale, internal cash flow, and possibly additional debt or equity financing. Although the initial start-up expenses of the website are expected to be significant, the Company does not believe that the ongoing operational expenses related to the new website will materially adversely affect the Company's future liquidity and capital resources. However, the Company has not had any prior experience in operating such a website and cannot therefore accurately predict the amount of costs it will have to incur in the operation of the website. In addition, no assurance can be given that the new website operations will generate cash in the future or be profitable.


Item 5. Other Information

In January 1999, the Company sold $750,000 of its new 8% Convertible Preferred Stock (the "Preferred Stock") to two institutional investors. Pursuant to the securities purchase agreement that the Company entered into with the two institutional investors, the investors are obligated to purchase an additional $850,000 of the Preferred Stock on the date that the Securities and Exchange Commission declares effective a registration statement that registers for resale the shares of the Company's common stock that are
issuable upon the conversion of the Preferred Stock.   The Company intends to
file a registration statement on Form S-3 to register the underlying common stock in the near future. The holders of the Preferred Stock are entitled to receive dividends in cash at a rate of 8% per annum, compounded annually and payable semi-annually on the first day of July and January of each year, commencing on July 1, 1999. The Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to stated value of the Preferred Stock multiplied by the lower of (a) 125% of the closing sales price of the common stock on the date that the registration statement is declared effective, or (b) the average of the three lowest closing sales prices of the common stock for the 22 consecutive trading days immediately preceding the conversion date. The holders of the Preferred Stock may not convert any shares of the Preferred Stock until July 19, 1999, and thereafter, the holders can only convert 20% of the Preferred Stock during any subsequent 30-day period. The holders also may not convert the Preferred Stock if such conversion would result in any of the holders being deemed to be the beneficial owner of more than 5% of the then outstanding shares of common stock of the Company or if the shares of common stock, when added to the number of shares of common stock previously issued by the Company upon conversion of the Preferred Stock would equal or exceed 20% of the number of shares of common stock that were issued and outstanding on the date of the original issuance of the Preferred Stock. The Preferred Stock has not voting rights, other than as may be required pursuant to the laws of the State of California.

Item 6.  Exhibits and Reports on Form 8-K

(a)	4	Certificate of Determination of Rights, Preferences, Privileges and
    Restrictions of 8% Convertible Preferred Stock

	27	Financial Data Schedule

(b) The Company did not file and reports on Form 8-K during the fiscal quarter ended December 31, 1998.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCC GROUP, INC.
(Registrant)




Date:  February 3, 1999          		       /s/ JACK WEN
				                               Jack Wen
				        	Chairman of the Board, President and
                                       Chief Executive Officer



Date:  February 3, 1999		       _______/s/ DONALD JOHNSON   ___

                                                Donald Johnson
	             	             Vice President - Finance and Chief
		        		          Financial Officer (Principal
			                      Financial and Accounting Officer)






	CERTIFICATE OF DETERMINATION
	OF RIGHTS, PREFERENCES, PRIVILEGES AND
	RESTRICTIONS OF 8% CONVERTIBLE PREFERRED STOCK OF
	PCC GROUP, INC.
	________________________________________________________


	PCC Group, Inc., a California corporation (the "Corporation"), in accordance with the provisions of the General Corporation Law of the State of California
, DOES HEREBY CERTIFY that, at a meeting of the Board of Directors of the
Corporation held on January, 19,1999:

	The undersigned, Don Johnson and Gary Blum hereby certify that:

	FIRST. They are the duly elected and acting Vice President and Secretary, respectively of the Corporation;

	SECOND. Pursuant to authority given by the Corporation's Articles of Incorporation, as amended, the Board of Directors of the Corporation has duly adopted the following recitals and resolutions:

	WHEREAS, the Articles of Incorporation, as amended, of the Corporation provide for a class of shares known as Preferred Stock, issuable from time to time in one or more series; and

	WHEREAS, the Board of directors of the Corporation is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, to fix the number of shares constituting any such series and to determine the designation thereof, or any of them; and

	WHEREAS, the Corporation desires, pursuant to its authority as aforesaid, to determine and fix the rights, preferences, privileges and restrictions relating to a new series of said Preferred Stock and the number of shares constituting and the designation of said series;

	NOW, THEREFORE, BE IT RESOLVED, that the Board of Directors hereby establishes and designates 1,600 shares as a new series of Preferred Stock, designated as the "8% Convertible Preferred Stock" (the "8% Preferred Stock"), having a stated value of $1,000 per share (the "Stated Value"), and having the following rights, preferences and privileges:



	ARTICLE 1
	DEFINITIONS

	SECTION 1.1  Definitions.  The terms defined in this Article whenever used in this Certificate of Determinations have the following respective meanings:

		(a)	"Affiliate" has the meaning ascribed to such term in Rule 12b-2 under the
Securities Exchange Act of 1934, as amended.

		(b)	"Average Price" per share of Common Stock means the average of the three
(3) lowest closing sales prices as reported by Nasdaq for the twenty-two (22)
consecutive Trading Days immediately preceding the Conversion Date; provided, however, that if no sales of the Common Stock were reported for three (3)
Trading Days within the twenty-two (22) consecutive Trading Days immediately preceding the Conversion Date, the Average Price shall
be determined on the latest three (3) lowest closing sales prices for any
Trading Day preceding the Conversion Date.

		(c)	"Business Day" means a day other than Saturday, Sunday or any day on which banks located in the State of California are authorized or obligated to close.

		(d)	"Capital Shares" means the Common Stock and any other shares of any other class or series of common stock, whether now or hereafter authorized and however designated, which have the right to participate in the distribution of earnings and assets (upon dissolution, liquidation or winding-up) of the
Corporation.

		(e)	"Closing Date" means the Tranche I Closing Date as defined in the
Securities Purchase Agreement.

		(f)	"Common Shares" or "Common Stock" means shares of common stock, par value
$0.01 per share, of the Corporation.

		(g)	"Common Stock Issued at Conversion" when used with reference to the securities issuable upon conversion of the 8% Preferred Stock, means all Common
Stock now or hereafter Outstanding and securities of any other class or series into which the 8% Preferred Stock hereafter shall have been changed or substituted, whether now or hereafter created and however designated.

		(h)	"Conversion Date" means any day on which all or any portion of shares of the 8% Preferred Stock is converted in accordance with the provisions hereof.

		(i)	"Conversion Notice" has the meaning set forth in Section 5.2.

		(j)	"Conversion Price" means on any date of determination the applicable price for the conversion of shares of 8% Preferred Stock into Common Stock on such day as set forth in Section 5.1.

		(k)	"Corporation" means PCC Group Inc., a California corporation, and any successor or resulting corporation by way of merger, consolidation, sale or exchange of all or substantially all of the Corporation's assets, or otherwise.

		(l)	"Current Market Price" on any date of determination means the closing sales price of a Common Share on such day as reported on Nasdaq.

		(m)	"Fixed Strike Price" shall be equal to 125% of the lowest closing sales price of a share of Common Stock as reported on Nasdaq on the date that the
Registration Statement is declared effective.

		(n)	"Holders" means JMG Capital Partners, L.P. and Triton Capital
Investments, Ltd., any successor thereto, or any Person to whom the 8%
Preferred Stock is subsequently transferred in accordance with the provisions hereof.

		(o)	"Market Disruption Event" means any event that results in a material suspension or limitation of trading of Common Stock on Nasdaq.

		(p)	"Market Price" per Common Share means the average of the lowest sales prices of the Common Stock as reported on Nasdaq for the five (5) Trading Days immediately preceding a Conversion Date.

		(q)	"Original Issuance Date" has the meaning set forth in Section 5.1

		(r)	"Outstanding" when used with reference to Common Stock or Capital Shares
(collectively, "Shares"), means, on any date of determination, all issued and outstanding Shares, and includes all such Shares issuable in respect of outstanding warrants, options, scrip or any certificates representing fractional interests in such Shares; provided, however, that any such Shares directly or indirectly owned or held by or for the account of the Corporation or any Subsidiary of the Corporation shall not be deemed "Outstanding" for purposes hereof.

		(s)	"Person" means an individual, a corporation, a partnership, an association, a limited liability company, a unincorporated business organization, a trust or other entity or organization, and any government or political subdivision or any agency or instrumentality thereof.

		(t)  "Registration Rights Agreement" means that certain Registration Rights
Agreement, dated the Original Issuance Date, between the Corporation and the
Holders.

		(u)	"SEC" means the United States Securities and Exchange Commission.

		(v)	"Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations of the SEC thereunder, all as in effect at the time.

		(w)	"Securities Purchase Agreement" means that certain Securities Purchase
Agreement dated the Original Issuance Date between the Corporation and the
Holders.

		(x)	"Subsidiary" means any entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are owned directly or indirectly by the Corporation.

		(y)	"Trading Day" means any day on which purchases and sales of securities authorized for quotation on the Nasdaq are reported thereon and on which no
Market Disruption Event has occurred.

		(z)	"8% Preferred Stock" means the 8% Convertible Preferred Stock of the
Corporation or such other convertible preferred stock exchanged therefor as provided in Section 3.1.

		(aa)	All references to "cash" or "$" herein means currency of the United
States of America.

	ARTICLE 2
	RANK

	SECTION 2.1  Rank.  The 8% Preferred Stock shall rank (i) prior to the Common
Stock;  (ii) prior to any class or series of Preferred Stock of the Corporation outstanding, including the New Series A Preferred Stock; (iii) prior to any class or series of capital stock of the Corporation hereafter created
(collectively, with the Common Stock and the outstanding Preferred Stock,
"Junior Securities"), other than "Pari Passu Securities" (as hereinafter defined); and (iv) pari passu with any class or series of capital stock of the
Corporation hereafter created specifically ranking on parity with the 8%
Preferred Stock (the "Pari Passu Securities").


ARTICLE 3
DIVIDENDS

	SECTION 3.1  Dividends.  (a)	The holders of outstanding shares of 8% Preferred
Stock shall be entitled to receive preferential dividends in cash, out of any funds of the Corporation legally available at the time for declaration of dividends, before any dividend or other distribution will be paid or declared and set apart for payment on any shares of any Common Stock or other class of stock junior to the 8% Preferred Stock (the Common Stock and such junior stock being hereinafter collectively the "Junior Stock") at the rate of 8%
per annum , compounded annually on the Stated Value per share, payable semi-annually on the first day of July and January of each year, commencing
July 1, 1999.

		(b)	The dividends on the 8% Preferred Stock at the rates provided above shall be cumulative whether or not earned, so that if at any time full cumulative dividends at the rate aforesaid on all shares of the 8% Preferred
Stock then outstanding from the date from and after which dividends thereon are cumulative to the end of the semi-annual dividend period next preceding such time shall not have been paid or declared and set apart for payment, or if the full dividend on all such outstanding 8% Preferred Stock for the then current dividend period shall not have been paid or declared and set apart for payment, the amount of the deficiency shall be paid or declared and set apart for payment before any sum shall be set apart for or applied by the
Corporation or a subsidiary of the Corporation to the purchase, redemption or other acquisition of the 8% Preferred Stock or any shares of any other class of stock ranking on a parity with the 8% Preferred Stock ("Parity Stock") and before any dividend or other distribution shall be paid or declared and set apart for payment on any Junior Stock and before any sum shall be set aside for or applied to the purchase, redemption or other acquisition of Junior
Stock.

ARTICLE 4
LIQUIDATION PREFERENCE

	SECTION 4.1  (a)	If the Corporation shall commence a voluntary case under the
Federal bankruptcy laws or any other applicable Federal or State bankruptcy, insolvency or similar law, or consent to the entry of an order for relief in an involuntary case under any law or to the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Corporation or of any substantial part of its property, or make an assignment for the benefit of its creditors, or admit in writing its inability to pay its debts generally as they become due, or if a decree or order for relief in respect of the Corporation shall be entered by a court having jurisdiction in the premises in an involuntary case under the Federal bankruptcy laws or any other applicable Federal or state bankruptcy, insolvency or similar law resulting in the appointment of a receiver, liquidator
, assignee, custodian, trustee, sequestrator (or other similar official) of the
Corporation or of any substantial part of its property, or ordering the winding up or liquidation of its affairs, and any such decree or order shall be unstayed and in effect for a period of thirty (30) consecutive days and, on account of any such event, the Corporation shall liquidate, dissolve or wind up, or if the Corporation shall otherwise liquidate, dissolve or wind up
(each such event being considered a "Liquidation Event"), no distribution shall be made to the holders of any shares of capital stock of the
Corporation upon liquidation, dissolution or winding up unless prior thereto, the holders of shares of 8% Preferred Stock and the holders of Pari Passu
Securities, subject to Article 4, shall have received the Liquidation
Preference (as defined in Section 4.1(c)) with respect to each share.  If upon the occurrence of a Liquidation Event, the assets and funds available for distribution among the holders of the 8% Preferred Stock and holders of
Pari Passu Securities shall be insufficient to permit the payment to such holders of the preferential amounts payable thereon, then the entire assets and funds of the Corporation legally available for distribution to the 8%
Preferred Stock and the Pari Passu Securities shall be distributed ratably among such shares in proportion to the ratio that the Liquidation Preference payable on each such share bears to the aggregate liquidation preference payable on all such shares.

		(b)	At the option of each Holder, the sale, conveyance of disposition of all or substantially all of the assets of the Corporation, the effectuation by the Corporation of a transaction or series of related transactions in which more than 50% of the voting power of the Corporation is disposed of, or the consolidation, merger or other business combination of the Corporation with or into any other Person (as defined below) or Persons when the Corporation is not the survivor shall be deemed to be a liquidation, dissolution or winding up of the Corporation pursuant to which the Corporation shall be required to distribute, upon consummation of and as a condition to, such transaction an amount equal to 120% of the Liquidation Preference with respect to each outstanding share of 8% Preferred Stock in accordance with and subject to the terms of this Article 4; provided, that all holders of 8% Preferred Stock shall be deemed to elect the option set forth above if at least a majority in interest of such holders elect such option.  "Person" shall mean any individual, corporation, limited liability company, partnership, association, trust or other entity or organization.

		(c)	For purposes hereof, the "Liquidation Preference" with respect to a share of the 8% Preferred Stock shall mean an amount equal to the sum of (i) the
Stated Value thereof, together with(ii) all accrued and unpaid dividends therein.

ARTICLE 5
CONVERSION OF 8% PREFERRED STOCK

	SECTION 5.1  Conversion; Conversion Price.  Subject to the terms, conditions and restrictions of this Section 5, at the option of any Holder, the shares of
8% Preferred Stock may be converted into Common Stock (calculated as to each such conversion to the nearest 1/100th of a share), at any time, from time to time after a date 120 days from the date the first share of 8% Preferred
Stock is originally issued (the "Original Issuance Date") at a conversion price equal to the Stated Value of the shares being converted multiplied by the lower of (a) the Average Price or (b) the Fixed Strike Price (the
"Conversion Price").

	The Holder of any shares of 8% Preferred Stock may convert such shares as follows: 120 days after the Original Issuance Date, 20% of the cumulative amount of shares of 8% Preferred Stock issued to such Holder; 150 days after the Original Issuance Date, 40% of the cumulative amount of shares of 8% Preferred Stock issued to such Holder; 180 days after the Original Issuance
Date, 60% of the cumulative amount of shares of 8% Preferred Stock issued to such Holder; 210 days after the Original Issuance Date, 80% of the cumulative amount of shares of 8% Preferred Stock issued to such Holder; 270 days after the Original Issuance Date 100% of the cumulative amount of shares of 8% Preferred Stock issued to such Holder.

	The number of shares of Common Stock due upon conversion of 8% Preferred Stock shall be (i) the number of shares of 8% Preferred Stock to be converted, multiplied by (ii) the Stated Value and divided by (iii) the applicable
Conversion Price.

	SECTION 5.2 Exercise of Conversion Privilege. (a) Conversion of the 8% Preferred Stock may be exercised, in whole or in part, by any Holder by telecopying an executed and completed notice of conversion in the form annexed to the Securities Purchase Agreement as Annex I (the "Conversion Notice") to the Corporation or to any agent designated in writing by the Corporation. Each date on which a Conversion Notice is telecopied to and received by the Corporation in accordance with the provisions of this Section
5.2 shall constitute a Conversion Date. The Corporation shall convert the 8% Preferred Stock and issue the Common Stock Issued at Conversion effective as of the Conversion Date. The Conversion Notice also shall state the name or names (with addresses) of the persons who are to become the holders of the Common Stock Issued at Conversion in connection with such conversion.
The Holder shall deliver the shares of 8% Preferred Stock to the Corporation by express courier within two (2) days following the date on which the Holder received the shares of Common Stock. Upon surrender for conversion, the 8% Preferred Stock shall be accompanied by a proper assignment hereof to the Corporation or be endorsed in blank. As promptly as practicable after the receipt of the Conversion Notice as aforesaid, but in any event not more than three (3) Business Days after the Corporation's receipt of such Conversion Notice, the Corporation shall (i) issue the Common Stock issued at Conversion in accordance with the provisions of this Article 5, and (ii) cause to be mailed for delivery by overnight courier to the Holder (X) a certificate or certificate(s) representing the number of Common Shares to which the Holder is entitled by virtue of such conversion and (Y) cash, as provided in Section 5.3, in respect of any fraction of a Share issuable upon such conversion.
Holder shall indemnify the Corporation for any damages to third parties as a result of a claim by such third party to ownership of the 8% Preferred Stock converted prior to the receipt of the 8% Preferred Stock by the Corporation. Such conversion shall be deemed to have been effected at the time at which the Conversion Notice indicates (but not before the date such Conversion Notice is received by the Corporation or its agent) so long as the 8% Preferred
Stock shall have been surrendered as aforesaid at such time, and at such time the rights of the Holder of the 8% Preferred Stock, as such, shall cease and the Person and Persons in whose name or names the Common Stock Issued at Conversion shall be issuable shall be deemed to have become the holder or holders of record of the Common Stock represented thereby. The Conversion
Notice shall constitute a contract between the Holder and the Corporation, whereby the Holder shall be deemed to subscribe for the number of Common
Stock which it will be entitled to receive upon such conversion and, in payment and satisfaction of such subscription (and for any cash adjustment to which it is entitled pursuant to Section 5.4), to surrender the 8% Preferred Stock and to release the Corporation from all liability thereon.

		(b)	If, at any time (i) the Corporation challenges, disputes or denies the right of a Holder hereof to effect the conversion of the 8% Preferred Stock into Common Stock or otherwise dishonors or rejects any Conversion Notice delivered in accordance with this Section 5.2 or (ii) any third party who is not and has never been an Affiliate of a Holder commences any lawsuit or proceeding or otherwise asserts any claim before any court or public or governmental authority which seeks to challenge, deny, enjoin, limit, modify, delay or dispute the right of a Holder hereof to effect the conversion of the 8%
Preferred Stock into Common Stock, then such Holder shall have the right, by written notice to the Corporation, to require the Corporation to promptly redeem the 8% Preferred Stock for cash at a redemption price equal to, in the case of (i), one hundred and thirty-five percent (135%) of the Stated Value thereof together with all accrued and unpaid dividends thereon and, in the case of (ii), one hundred and twenty-five percent (125%) of the Stated Value thereof together with all accrued and unpaid dividends thereon (each, the
"Mandatory Purchase Amount").  Under any of the circumstances set forth above
, the Corporation shall be responsible for the payment of all costs and expenses of such Holder, including reasonable legal fees and expenses, as and when incurred in disputing any such action or pursuing its rights hereunder
(in addition to any other rights of such Holder).

		(c)	The Holders shall be entitled to exercise their conversion privilege notwithstanding the commencement of any case under 11 U.S.C.  101 et seq.
(the "Bankruptcy Code").  In the event the Corporation is a debtor under the
Bankruptcy Code, the Corporation hereby waives to the fullest extent permitted any rights to relief it may have under 11 U.S.C.  362 in respect of the holder's conversion privilege.  The Corporation hereby waives to the fullest extent permitted any rights to relief it may have under 11 U.S.C.
362 in respect of the conversion of the 8% Preferred Stock.  The Corporation agrees, without cost or expense the Holders, to take or consent to any and all action necessary to effectuate relief under 11 U.S.C.  362.

	SECTION 5.3 Fractional Shares. No fractional Common Stock or scrip representing fractional Common Stock shall be issued upon conversion of the 8% Preferred Stock. Instead of any fractional Common Stock which otherwise would be issuable upon conversion of the 8% Preferred Stock, the Corporation shall pay a cash adjustment in respect of such fraction in an amount equal to the same fraction.

	SECTION 5.4 Reclassification, Consolidation, Merger or Mandatory Share Exchange. At any time while any shares of the 8% Preferred Stock remain outstanding and any shares thereof have not been converted, in case of any reclassification or change of Outstanding Common Stock issuable upon conversion of the 8% Preferred Stock (other than a change in par value, or from par value to no par value per share, or from no par value per share to par value or as a result of a subdivision or combination of outstanding securities issuable upon conversion of the 8% Preferred Stock) or in case of any consolidation, merger or mandatory share exchange of the Corporation with or into another corporation (other than a merger or mandatory share exchange with another corporation in which the Corporation is a continuing corporation and which does not result in any reclassification or change, other than a change in par value, or from par value to no par value per share, or from no par value per share to par value, or as a result of a subdivision or combination of Outstanding Common Stock upon conversion of the 8% Preferred Stock), or in the case of any sale or transfer to another corporation of the property of the Corporation as an entirety or substantially as an entirety, the Corporation, or such successor, resulting or purchasing corporation, as the case may be, shall, without payment of any additional consideration therefor, execute a new 8% Preferred Stock providing that the Holders shall have the right to convert such new 8% Preferred Stock (upon terms and conditions not less favorable to the Holders than those in effect pursuant to the 8%
Preferred Stock) and to receive upon such exercise, in lieu of each Common Share theretofore issuable upon conversion of the 8% Preferred Stock, the kind and amount of shares of stock, other securities, money or property receivable upon such reclassification, change, consolidation, merger, mandatory share exchange, sale or transfer by the holder of one Common Share issuable upon conversion of the 8% Preferred Stock had the 8% Preferred Stock been converted immediately prior to such reclassification, change, consolidation, merger, mandatory share exchange or sale or transfer. The provisions of this Section 5.4 shall similarly apply to successive reclassifications, changes, consolidations, mergers, mandatory share exchanges and sales and transfers.

	SECTION 5.5  Optional Redemption.  At anytime after the date of issuance of the 8% Preferred Stock, the Corporation, upon notice delivered to the Holders as provided in Section 5.7, may redeem (an "Optional Redemption") all or a portion of the 8% Preferred Stock (but only with respect to such shares as to which the Holders have not theretofore furnished a Conversion Notice in compliance with Section 5.2) at a redemption price per share equal to 120% of the Stated Value thereof together with all accrued and unpaid dividends thereon (the "Optional Redemption Price"). In the event that the Corporation redeems less than all of the 8% Preferred Stock, the shares shall be redeemed pro rata.  If the Corporation elects to exercise its right of Optional
Redemption under this Section 5.6, the Holders shall have the right to either
(i) exercise their right of conversion under Section 5.2 with respect to that portion of the 8% Preferred Stock that the Corporation has indicated it would redeem at any time prior to the Redemption Date, or (ii) accept the redemption.  Any Holder's failure to notify the Corporation of its intent to exercise its right of conversion pursuant to the foregoing sentence shall be construed as such Holder's acceptance of redemption.

	SECTION 5.6  Notice of Redemption.  Notice of redemption pursuant to Section
5.5 shall be provided by the Corporation to the Holders in writing (by registered mail or overnight courier at the Holders' last address appearing in the Corporation's security registry) not less than twenty (20) prior to the date of redemption (the "Redemption Date"), which notice shall specify the Redemption Date and refer to Section 5.5 and this Section 5.6.

	SECTION 5.7  Surrender of 8% Preferred Stock.  Upon any redemption of the 8%
Preferred Stock pursuant to Sections 5.5 or 5.6, the Holders shall either deliver the 8% Preferred Stock by hand to the Corporation at its principal executive offices or surrender the same to the Corporation at such address by express courier.  Payment of the Optional Redemption Price specified in Section 5.5 shall be made by the Corporation to the Holders against receipt of the 8% Preferred Stock (as provided in this Section 5.7) by wire transfer of immediately available funds to such account(s) as the Holders shall specify to the Corporation.  If payment of such redemption price is not made in full by the Redemption Date, the Holders shall again have the right to convert the 8% Preferred Stock as provided in Article 5 hereof.

	SECTION 5.9  Compliance with Section 13(d).  Notwithstanding anything herein to the contrary, the Holders shall not have the right, and the Company shall not have the obligation, to convert all or any portion of the 8% Preferred
Stock if and to the extent that the issuance to the Holders of shares of
Common Stock upon such conversion would result in any of the Holders being deemed the "beneficial owner" of more than 5% of the then outstanding shares of Common Stock within the meaning of Section 13(d) of the Securities
Exchange Act of 1934, as amended, and the rules promulgated thereunder.  If any court of competent jurisdiction shall determine that the foregoing limitation is ineffective to prevent a Holder from being deemed the beneficial owner of more than 5% of the then outstanding shares of Common
Stock, then the Corporation shall redeem so many of such Holder's shares (the
"Redemption Shares") of 8% Preferred Stock as are necessary to cause such
Holder to be deemed the beneficial owner of not more than 5% of the then outstanding shares of Common Stock.  Upon such determination by a court of competent jurisdiction, the Redemption Shares shall immediately and without further action be deemed returned to the status of authorized but unissued shares of 8% Preferred Stock and the Holder shall have no interest in or rights under such Redemption Shares.  Any and all dividends paid on or prior to the date of such determination shall be deemed dividends paid on the remaining shares of 8% Preferred Stock held by such Holder.  Such redemption shall be for cash at a redemption price equal to the Stated Value of the
Redemption Shares.

	SECTION 5.10 Shareholder Approval. Unless the Corporation shall have obtained the approval of its voting stockholders to such issuance in accordance with the rules of Nasdaq or such other stock market as the Corporation shall be required to comply with, the Corporation shall not issue shares of Common Stock upon conversion of any shares of 8% Preferred Stock, if such issuance of Common Stock, when added to the number of shares of Common Stock previously issued by the Corporation upon conversion of shares of the 8% Preferred Stock would equal or exceed twenty percent (20%) of the number of shares of the Corporation's Common Stock which were issued and outstanding on the Closing Date (the "Maximum Issuance Amount"). In the event that a properly executed Conversion Notice is received by the Corporation which would require the Corporation to issue shares of Common Stock equal to or in excess of the Maximum Issuance Amount, the Corporation shall honor such conversion request by (i) converting the number of shares of 8% Preferred
Stock stated in the Conversion Notice not in excess of the Maximum Issuance Amount and (ii) redeeming the number of shares of 8% Preferred Stock stated in the Conversion Notice equal to or in excess of the Maximum Issuance Amount in cash at a price equal to one hundred and twenty-five percent (125%) of the Stated Value of the shares of 8% Preferred Stock to be so redeemed, together with all accrued and unpaid dividends thereon.

	ARTICLE 6
	VOTING RIGHTS

	The Holders of the 8% Preferred Stock have no voting power, except as otherwise provided by the General Corporations Law of the State of California ("CGCL"), in this Article 6, and in Article 7 below.

	Notwithstanding the above, the Corporation shall provide each Holder of 8% Preferred Stock with prior notification of any meeting of the shareholders
(and copies of proxy materials and other information sent to shareholders).
In the event of any taking by the Corporation of a record of its shareholders for the purpose of determining shareholders who are entitled to receive payment of any dividend or other distribution, any right to subscribe for, purchase or otherwise acquire (including by way of merger, consolidation or recapitalization) any share of any class or any other securities or property, or to receive any other right, or for the purpose of determining shareholders who are entitled to vote in connection with any proposed liquidation, dissolution or winding up of the Corporation, the Corporation shall mail a notice to each Holder, at least thirty (30) days prior to the consummation of the transaction or event, whichever is earlier), of the date on which any such action is to be taken for the purpose of such dividend, distribution, right or other event, and a brief statement regarding the amount and character of such dividend, distribution, right or other event to the extent known at such time.

	To the extent that under the CGCL the vote of the holders of the 8% Preferred Stock, voting separately as a class or series as applicable, is required to authorize a given action of the Corporation, the affirmative vote or consent of the holders of at least a majority of the shares of the 8% Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of 8% Preferred Stock (except as otherwise may be required under the CGCL) shall constitute the approval of such action by the class. To the extent that under the CGCL holders of the 8% Preferred Stock are entitled to vote on a matter with holders of Common Stock, voting together as one class, each share of 8% Preferred Stock shall be entitled to a number of votes equal to the number of shares of Common Stock into which it is then convertible using the record date for the taking of such vote of shareholders as the date as of which the Conversion Price is calculated. The Holders shall be entitled to notice of all shareholder meetings or written consents (and copies of proxy materials and other information sent to shareholders) with respect to which they would be entitled to vote, which notice would be provided pursuant to the Corporation's bylaws and the CGCL.

	ARTICLE 7
	PROTECTIVE PROVISIONS

	So long as shares of 8% Preferred Stock are outstanding, the Corporation shall not, without first obtaining the approval (by vote or written consent, as provided by the CGCL) of the holders of at least a majority of the then outstanding shares of 8% Preferred Stock:

		(a)	alter or change the rights, preferences or privileges of the 8% Preferred
Stock;

		(b)	create any new class or series of capital stock having a preference over the 8% Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Corporation ("Senior Securities") or alter or change the rights, preferences or privileges of any Senior Securities so as to affect adversely the 8% Preferred Stock;

		(c)	increase the authorized number of shares of 8% Preferred Stock;

		(d)	do any act or thing not authorized or contemplated by this Certificate of
Determination which would result in taxation of the holders of shares of the
8% Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended (or any comparable provision of the Internal Revenue Code as hereafter from time to time amended); or

		(e)	issue any additional shares of Preferred Stock  (including shares of the
Corporation's Series A Preferred Stock) or securities convertible into
Preferred Stock.

	In the event holders of at least a majority of the then outstanding shares of 8% Preferred Stock agree to allow the Corporation to alter or change the rights, preferences or privileges of the shares of 8% Preferred Stock, pursuant to subsection (a) above, so as to affect the 8% Preferred Stock, then the Corporation will deliver notice of such approved change to the holders of the 8% Preferred Stock that did not agree to such alteration or change (the "Dissenting Holders") and Dissenting Holders shall have the right for a period of thirty (30) days to convert pursuant to the terms of this Certificate of Determination as they exist prior to such alteration or change or continue to hold their shares of 8% Preferred Stock.

	ARTICLE 8
	MISCELLANEOUS

	SECTION 8.1 Loss, Theft, Destruction of Preferred Stock. Upon receipt of evidence satisfactory to the Corporation of the loss, theft, destruction or mutilation of shares of 8% Preferred Stock and, in the case of any such loss, theft or destruction, upon receipt of indemnity or security reasonably satisfactory to the Corporation, or, in the case of any such mutilation, upon surrender and cancellation of the 8% Preferred Stock, the Corporation shall make, issue and deliver, in lieu of such lost, stolen, destroyed or mutilated shares of 8% Preferred Stock, new shares of 8% Preferred Stock of like tenor.
The 8% Preferred Stock shall be held and owned upon the express condition that the provisions of this Section 8.1 are exclusive with respect to the replacement of mutilated, destroyed, lost or stolen shares of 8% Preferred
Stock and shall preclude any and all other rights and remedies notwithstanding any law or statute existing or hereafter enacted to the contrary with respect to the replacement of negotiable instruments or other securities without the surrender thereof.

	SECTION 8.2  Who Deemed Absolute Owner.  The Corporation may deem the Person in whose name the 8% Preferred Stock shall be registered upon the registry books of the Corporation to be, and may treat it as, the absolute owner of the 8% Preferred Stock for the purpose of receiving payment of dividends on the 8% Preferred Stock, for the conversion of the 8% Preferred Stock and for all other purposes, and the Corporation shall not be affected by any notice to the contrary. All such payments and such conversion shall be valid and effectual to satisfy and discharge the liability upon the 8% Preferred
Stock to the extent of the sum or sums so paid or the conversion so made.

	SECTION 8.3  Notice of Certain Events.  In the case of the occurrence of any event described in Article 5 of this Certificate of Determination, the
Corporation shall cause to be mailed to each Holder of the 8% Preferred Stock at its last address as it appears in the Corporation's security registry, at least twenty (20) days prior to the applicable record, effective or expiration date hereinafter specified (or, if such twenty (20) days notice is not practicable, at the earliest practicable date prior to any such record, effective or expiration date), a notice stating (x) the date on which a record is to be taken for the purpose of such dividend, distribution, issuance or granting of rights, options or warrants, or if a record is not to be taken, the date as of which the holders of record of 8% Preferred Stock to be entitled to such dividend, distribution, issuance or granting of rights, options or warrants are to be determined or (y) the date on which such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding-up is expected to become effective, and the date as of which it is expected that holders of record of 8% Preferred Stock will be entitled to exchange their shares for securities, cash or other property deliverable upon such reclassification, consolidation, merger, sale transfer, dissolution, liquidation or winding-up.

	SECTION 8.4  Register.  The Corporation shall keep at its principal office a register in which the Corporation shall provide for the registration of the 8%
Preferred Stock. Upon any transfer of the 8% Preferred Stock in accordance with the provisions hereof, the Corporation shall register such transfer on the 8%
Preferred Stock register.

	The Corporation may deem the person in whose name the 8% Preferred Stock shall be registered upon the registry books of the Corporation to be, and may treat it as, the absolute owner of the 8% Preferred Stock for the purpose of receiving payment of dividends on the 8% Preferred Stock, for the conversion of the 8% Preferred Stock and for all other purposes, and the Corporation shall not be affected by any notice to the contrary. All such payments and such conversions shall be valid and effective to satisfy and discharge the liability upon the 8% Preferred Stock to the extent of the sum or sums so paid or the conversion or conversions so made.

	SECTION 8.5  Reservation of Stock.  The Corporation, upon the effective date of this Certificate of Designation, has a sufficient number of shares of
Common Stock available to reserve for issuance upon the conversion of all outstanding shares of 8% Preferred Stock.  The Corporation will at all times reserve and keep available out of its authorized Common Stock, solely for the purpose of issuance upon the conversion of 8% Preferred Stock as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of all outstanding shares of 8% Preferred Stock.  The
Corporation covenants that all shares of Common Stock which shall be so issued shall be duly and validly issued, fully paid and non-assessable.  The
Corporation will take all such action as may be so taken without violation of any applicable law or regulation, or of any requirement of any national securities exchange upon which the Common Stock may be listed to have a sufficient number of authorized but unissued shares of Common Stock to issue upon conversion of the 8% Preferred Stock.  The Corporation will not take any action which results in any adjustment of the conversion rights if the total number of shares of Common Stock issued and issuable after such action upon conversion of the 8% Preferred Stock would exceed the total number of shares of Common Stock then authorized by the Corporation's Certificate of
Incorporation, as amended.

	SECTION 8.6 Withholding. To the extent required by applicable law, the Corporation may withhold amounts for or on account of any taxes imposed or levied by or on behalf of any taxing authority in the United States having jurisdiction over the Corporation from any payments made pursuant to the 8% Preferred Stock.

	SECTION 8.7 Headings. The headings of the Articles and Sections of this Certificate of Determination are inserted for convenience only and do not constitute a part of this Certificate of Determination.

	THIRD.  The authorized number of shares of 8% Convertible Preferred Stock is
1,600, of which none have been issued.



	We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.

Date:	January 19, 1999.

	PCC GROUP, INC.


						By:
							Don Johnson, Vice President



						By:
							Gary Blum, Secretary