Form 10-Q
period 1999-03-31
PCC GROUP INC
filed 1999-05-11
CIK 756972

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549




                                 FORM 10-Q





         QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended                                          Commission
                                                               File
March 31, 1999                                                 Number: 0-13280




                              PCC GROUP, INC.
          (Exact name of registrant as specified in its charter)





         California                                            95-3815164
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                             Identification No.)



163 University Parkway                                               91768
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

                          Yes  x                    No.___

As of March 31, 1999, the registrant had outstanding 2,751,339 shares of its Common Stock, $.01 par value per share.






         PCC GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                   In thousands
                   (Unaudited)



                                                    March  September
                                                    31,    30,
ASSETS                                              1999   1998
CURRENT ASSETS:
Cash and cash equivalents                             $943       $2,467
Accounts receivable, less allowances for
   possible losses of $206,963 &34,447               2,811        3,872
Receivable from related parties                        771        1,548
Notes receivable - related parties                                  867
Inventory, less reserves for
obsolescence of $277,684 & $166,484                    444          703
Prepaids and other current assets                      511          274
Advances to Vendors                                  3,398        3,034

   TOTAL CURRENT ASSETS                              8,878       12,765

PROPERTY AND EQUIPMENT, Net                            167          126


INVESTMENTS IN AND ADVANCES TO
   JOINT VENTURES                                    1,874        1,872

OTHER ASSETS                                           203            9

   TOTAL ASSETS                                    $11,122      $14,774

 .





























         PCC GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                   In thousands

            (Unaudited)   (Concluded)







LIABILITIES AND                                     March 31,  September
                                                               30,
SHAREHOLDERS EQUITY                                 1999       1998
CURRENT LIABILITIES:
Accounts payable                                    $2,983       $5,916
Line of credit                                         900        3,300
Accrued liabilities                                    139           65

   TOTAL CURRENT LIABILITIES                         3,948        9,354



LONG TERM DEBT                                          29           35


Total Liabilities                                     3,977       9,389


SHAREHOLDERS' EQUITY
Non-convertible, Cumulative, New Series A
preferred stock($1,200,000 liquidation preference)
- $4.80 stated value,shares authorized,
issued and outstanding - 250,000                      1,250       1,200
Convertible preferred stock  8%
(see separate note for Conversion rates.)               750
Common stock, $.01 stated value; shares authorized
10,000,000; shares issued and outstanding -
2,647,839and 2,751,339                                   27          27
Contributed capital in excess of stated value         1,961       1,721
Retained earnings                                     3,307       2,497
Treasury stock, 99,000 shares purchased at cost       (100)         (60)

   TOTAL SHAREHOLDERS' EQUITY                         7,145        5,385

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $11,122      $14,774











  PCC GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share data
            (Unaudited)



                                       Three Months Ended  Six Months Ended
                                            March 31          March 31,
                                       1999       1998     1999     1998
Net sales                              $17,445   $19,734  $45,238   $43,479

Cost of sales                           16,732    18,661   43,278    41,291

   Gross profit                            713     1,073    1,960     2,188

Selling, general and administrative
   Expenses                                761       513    1,355     1,053

   Income from operations                 (48)       560      605     1,135

Other income (expense)
   Gain (loss) on sale of                  383       209      383     (274)
investments
   Interest (expense) income, net         (71)      (23)    (152)      (46)
   Other                                             (6)        6        7
                                           312       180      237      (313)

Net income before income taxes             264       740       842      822

Income taxes                              (27)        74        32       82

Net income                                $291      $666     $810      $740




Income per share
   Net income                             $.11      $.25    $0.30     $0.28
   Dividends applicable to preferred     (.02)     (.02)   (0.02)    (0.02)
   stock
   Net income (loss) applicable to        $.09      $.23    $0.28     $0.26
   common Shares
Average weighted number of shares    2,742,039 2,647,839 2,727,979 2,647,839


   Diluted Income per share               $.08     $.22        $.27    $.25

Average number of diluted shares
of Common stock outstanding         2,915,247 2,852,985  2,915,247  2,852,985






       PCC GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
           In thousands, (Unaudited)

                                                  Six Months Ended
                                                     March 31,
                                                   1999    1998
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES
Net income                                       $  840  $  740
Depreciation and amortization                        34      34
Provision for bad debts                           (172)     103
Increase (decrease) from changes in:
   Investment in Securities                               (796)
   Accounts receivable                            1,233     502
   Receivables from related parties               1,644     314
   Inventory                                        259 (2,078)
   Prepaids and other assets                      (938)    (330)
   Accounts payable and accrued
   Liabilities                                  (3,012)   1,622
   Net cash provided by (used in)
   Operating activities                           (112)     111
CASH FLOW FROM INVESTING ACTIVITIES:
   Capital purchases                                      (177)
   Net investments in and advances to joint         (2)   (101)
venture
   Net cash provided by (used in) investing         (2)   (278)
activities
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from common stock issuance              990
   Change in line of credit                     (2,400)   (119)
   Change in margin liability                               225
   Net cash provided by (used in)
   Financing activities                         (1,410)     106
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                ($1,524)     50
CASH AND CASH EQUIVALENTS,
Beginning of year                                 2,467   1,057

CASH AND CASH EQUIVALENTS,
end of quarter                                    $ 943   $ 966

Cash paid during the year for:
Interest                                            $81     $45
Income taxes                                         $0      $0


 The accompanying notes are an integral part of these consolidated consolidated financial statements.





                             PCC GROUP,  INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

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

Three Months Ended March 31, 1999 as Compared to the Three Months Ended March 31, 1998

     Net sales for the quarter ended March 31, 1999 decreased by $2.3 million (12%) over net sales of $19.7 million for the similar 1998 fiscal quarter. This decrease was due to a decrease in PC hardware sales in March and part of February.

     Gross profit for the second quarter of 1999 was $.7 million, an 33.6% decrease from the second quarter of 1998. The decrease in gross profit was the result of a soft market in PC hardware. Gross profit as a percentage of net sales decreased from 5.4% in the second quarter of 1999 to 4.0% in the second quarter of 1999. The reduction was due to market oversupply of hard disk drives which resulted in pricing pressures that required the Company to reduce its gross margins.

     Selling, general and administrative expenses increased to $761,000 in the second quarter of fiscal 1999 compared to $513,000 for the comparable fiscal 1998 period. As a percentage of revenue, SG&A expenses increased from 2.6% in 1998 to 4.4% in 1999. The increase in SG&A was due to the increased overhead associated with the start-up of the company's new inter-net business.

     Income from operations decreased 56.6% to $(48,000) in the second quarter of fiscal 1999 from $560,000 in the comparable fiscal 1998 period. The decrease in income from operations was due to competittive market in PC hardware, and the overhead associated with the start-up of the company's new inter-net business..

     Other income/expense increased to $312,000 in 1999 when compared to $180,000 for the comparable fiscal 1998 period. The increase was attributable to recognizing a gain on the stock portfolio. The Company collected a receivable during the current quarter for its stock portfolio which it sold in 1998, the sale was reserved at that time reflecting the sold its portfolio of securities during the fiscal year ended September 30, 1998. Since the company sold it stock portfolio it will no longer experience gains or losses attributable to securities transactions.

     Net income decreased to $291,000, or $0.09 per share (after preferred stock dividend deduction), in the second quarter of fiscal 1999 compared to $666,000, or $.23 per share (after preferred stock dividend deduction) for the same fiscal 1998 quarter. The decrease in net income is the result of a soft market in PC hardware resulting in competitive price pressures and, the overhead associated with the new internet business offset by the recognition of gain on the securities portfolio.

Six  Months ended March 31, 1999 as compared to the Six months ended  March
31,1998
     Net sales for the six months ended March 31, 1999 increased by $1.7 million (4%) over net sales of $43.5 million for the similar 1998 period. This increase primarily reflects the fluctuations in the hard disk drive market.

     Gross profit for the first six months of 1999 was $2.0 million, a 10.% decrease from the six months of 1998. The decrease in gross profit was the result of pricing pressures. Gross profit as a percentage of net sales decreased from 5.0% in the first six months of 1998 to 4.3% in the first six months of 1999. The reduction was due to market oversupply of certain products which resulted in pricing pressures that required the Company to reduce its gross margins.

     Selling, general and administrative expenses increased to $1,355,000 in the first six months of fiscal 1999 compared to $1,053,000 for the comparable fiscal 1998 period. As a percentage of revenue, SG&A expenses increased from 2.4% in 1998 to 3.0% in 1999. The increase in SG&A was due to start up costs associated with the company's new internet division.

     Income from operations decreased 53% to $605,000 in the first six months of fiscal 1999 from $1,135,000 in the comparable fiscal 1998 period. The decrease in income from operations is due to two factors. The soft market in PC hardware , the start-up cost associated with a new division..

     Other income/expense increased to $237,000 in 1999 when compared to ($313,000) for the comparable fiscal 1998 period. The variance was mainly attributable to the gain on the stock portfolio sold by the Company in 1998, that was recognized in the current period. The Company sold its portfolio of securities during the fiscal year ended September 30, 1998.

     Net income increased to $810,000, or $0.28 per share (after preferred stock dividend deduction), in the first six months of fiscal 1999 compared to $740,000, or $.26 per share (after preferred stock dividend deduction) for the same fiscal 1998 quarter. The increase in net income is the result of increased sales and, in particular, the effect of the securities transactions gain experienced in 1998 which adversely affected last year's net income.

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

     Net cash provided by (used in) operating activities in the fiscal quarter ended March 31, 1999 $(112,000), as compared to $111,000 in the same quarter is 1998 mainly reflects the net effects of cash provided by operations, augmented by decreases in accounts receivable and, inventory and related party receivables, offset by an increase in prepaids and decreases in accounts payable.

     Net cash provided (used in) investing activities in the current quarter was $(2,000), principally representing inter-company activity.

     Net cash provided (used in) financing activities in the current quarter was
($ 1,410,000) as compared to $106,000 in last year's period, and mainly reflects a reduction in the asset-based line of credit. The Company also entered into an agreement to issue $1.6 million in preferred stock, $750,000 of which was received in the current period, in addition to common stock issuance .

     In addition to the Company's cash balances as of December 31, 1998, the Company issued shares of a new class of preferred stock in January 1999 for $750,000. See, Item 2 below. The holders of the new preferred stock are also required to purchase an additional $850,000 of the preferred stock if certain conditions are met. Accordingly, the Company's liquidity has been augmented, and may be further supplemented, with the sale of the preferred stock.

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


     Item 2. Changes in Securities and use of Proceeds

     In January 1999, the Company sold $750,000 of its new 8% Convertible Preferred Stock (the "Preferred Stock") to two institutional investors. Pursuant to the securities purchase agreement that the Company entered into with the two institutional investors, the investors are obligated to purchase an additional $850,000 of the Preferred Stock on the date that the Securities and Exchange Commission declares effective a registration statement that registers for resale the shares of the Company's common stock that are issuable upon the conversion of the Preferred Stock. The Company has filed a registration statement on Form S-3 to register the underlying common stock. The holders of the Preferred Stock are entitled to receive dividends in cash at a rate of 8% per annum, compounded annually and payable semi-annually on the first day of July and January of each year, commencing on July 1, 1999. The Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to stated value of the Preferred Stock multiplied by the lower of (a) 125% of the closing sales price of the common stock on the date that the registration statement is declared effective, or (b) the average of the three lowest closing sales prices of the common stock for the 22 consecutive trading days immediately preceding the conversion date. The holders of the Preferred Stock may not convert any shares of the Preferred Stock until May 19, 1999, and thereafter, the holders can only convert 20% of the Preferred Stock during any subsequent 30-day period. The holders also may not convert the Preferred Stock if such conversion would result in any of the holders being deemed to be the beneficial owner of more than 5% of the then outstanding shares of common stock of the Company or if the shares of common stock, when added to the number of shares of common stock previously issued by the Company upon conversion of the Preferred Stock would equal or exceed 20% of the number of shares of common stock that were issued and outstanding on the date of the original issuance of the Preferred Stock. The Preferred Stock has not voting rights, other than as may be required pursuant to the laws of the State of California.

     Item 3.  Exhibits and Reports on Form 8-K

     (a) 4      Certificate   of  Determination  of  Rights,   Preferences,
         Privileges   and  Restrictions of  8%  Convertible Preferred Stock,
         filed as an exhibit to the company's registration statement on Form S-3 C File no. 333-72743 and incorporated herein be reference.

          27   Financial Data Schedule

     (b) The Company did file and reports on Form 8-K during the fiscal quarter ended March 31, 1999.



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PCC GROUP, INC.
                               (Registrant)




Date:      May    10,    1999                  /s/     JACK WEN
                                                Jack Wen
                                    Chairman of the Board, President and
                                       Chief Executive Officer



Date:  May 10, 1999             _______/s/ DONALD JOHNSON   ___
                                           Donald Johnson
                                Vice President  -  Finance  and  Chief
                                Financial Officer  (Principal
                                Financial and Accounting Officer)