Form 10-Q/A
period 1999-03-31
PCC GROUP INC
filed 1999-05-19
CIK 756972

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

 .





























         PCC GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                   In thousands

            (Unaudited)   (Concluded)







LIABILITIES AND                                     March 31,  September
                                                               30,
SHAREHOLDERS EQUITY                                 1999       1998
CURRENT LIABILITIES:
Accounts payable                                    $2,983       $5,916
Line of credit                                         900        3,300
Accrued liabilities                                     65          139

   TOTAL CURRENT LIABILITIES                         3,948        9,354



LONG TERM DEBT                                          29           35


Total Liabilities                                     3,977       9,389


SHAREHOLDERS' EQUITY
Non-convertible, Cumulative, New Series A
preferred stock($1,200,000 liquidation preference)
- $4.80 stated value,shares authorized,
issued and outstanding - 250,000                      1,200       1,200
Convertible preferred stock  8%
(see separate note for Conversion rates.)               750
Common stock, $.01 stated value; shares authorized
10,000,000; shares issued and outstanding -
2,647,839and 2,751,339                                   27          27
Contributed capital in excess of stated value         1,961       1,721
Retained earnings                                     3,307       2,497
Treasury stock, 99,000 shares purchased at cost       (100)         (60)

   TOTAL SHAREHOLDERS' EQUITY                         7,145        5,385

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $11,122      $14,774











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


     Item 2. Changes in Securities and use of Proceeds

     In January 1999, the Company sold $750,000 of its new 8% Convertible Preferred Stock (the "Preferred Stock") to two institutional investors. Pursuant to the securities purchase agreement that the Company entered into with the two institutional investors, the investors are obligated to purchase an additional $850,000 of the Preferred Stock on the date that the Securities and Exchange Commission declares effective a registration statement that registers for resale the shares of the Company's common
stock  that are issuable upon the conversion of the Preferred Stock.    The
Company has filed a registration statement on Form S-3 to register the underlying common stock. The holders of the Preferred Stock are entitled to receive dividends in cash at a rate of 8% per annum, compounded annually and payable semi-annually on the first day of July and January of each year, commencing on July 1, 1999. The Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to stated value of the Preferred Stock multiplied by the lower of (a) 125% of the closing sales price of the common stock on the date that the registration statement is declared effective, or (b) the average of the three lowest closing sales prices of the common stock for the 22 consecutive trading
days  immediately  preceding  the conversion  date.   The  holders  of  the
Preferred Stock may not convert any shares of the Preferred Stock until May 19, 1999, and thereafter, the holders can only convert 20% of the Preferred Stock during any subsequent 30-day period. The holders also may not convert the Preferred Stock if such conversion would result in any of the holders being deemed to be the beneficial owner of more than 5% of the then outstanding shares of common stock of the Company or if the shares of common stock, when added to the number of shares of common stock previously issued by the Company upon conversion of the Preferred Stock would equal or exceed 20% of the number of shares of common stock that were issued and
outstanding  on the date of the original issuance of the Preferred   Stock.
The Preferred Stock has not voting rights, other than as may be required pursuant to the laws of the State of California.
     During the period of February 2, 1999 through March 05,1999 the company sold 21,000 shares of it common stock at $5.50 per share to seven (7) individuals residing in Germany. The transactions are exempt from registration pursuant to Regulation S of the Securities Act. inasmuch as the offer and sale of the securities were made in offshore transaction and there were no direct selling efforts in the United States in connection with the offering.
     Item 3.  Exhibits and Reports on Form 8-K

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