Form 10-Q
period 1999-06-30
PCC GROUP INC
filed 1999-08-16
CIK 756972

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549




                            FORM 10-Q





QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended						              Commission  File
June 30, 1999                            Number: 0-13280




PCC GROUP, INC.
(Exact name of registrant as specified in its charter)





         California							                            95-3815164
(State or other jurisdiction of				                (I.R.S. Employer
incorporation or organization)				                Identification No.)




163 University Parkway						                  		         91768
Pomona, California       						                       (Zip Code)
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

	                     Yes  x                    No.___

As of August 01, 1999, the registrant had outstanding 2,803,339 shares of its Common Stock, $.01 par value per share.












                      PCC GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                             In thousands
                              (Unaudited)



                                                June 30,    September 30,
ASSETS                                           1999          1998
CURRENT ASSETS:

Cash and cash equivalents                       $1,269         $2,467
Accounts receivable, less allowances for
possible losses of $208,188 & $34,447            7,782          3,872
Receivable from related parties                    858          1,548
Notes receivable - related parties                                867
Inventory, less reserves for
obsolescence of $167,684 & $276,484              1,348            703
Prepaids and other current assets                  252            274
Advances to Vendors                                 89          3,034

   TOTAL CURRENT ASSETS                         11,598         12,765



PROPERTY AND EQUIPMENT, Net                        162            126




Note Receivable, A M T                           1,872          1,872

OTHER ASSETS                                       320              9



   TOTAL ASSETS                                $13,952         $14,774



 .




























                    PCC GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                            In thousands
                      (Unaudited)   (Concluded)



LIABILITIES AND                                June 30,  September 30,
SHAREHOLDERS EQUITY                             1999         1998
CURRENT LIABILITIES:

Accounts payable                                $3,267       $5,916
Line of credit                                   3,160        3,300
Accrued liabilities                                475          139


TOTAL CURRENT LIABILITIES                        6,902        9,354




LONG TERM DEBT                                      26           35






Total Liabilities                                 6,928        9,389



SHAREHOLDERS' EQUITY
Non-convertible, Cumulative, New Series
A preferred stock($1,200,000 liquidation
preference) - $4.80 stated value,shares
authorized, issued and outstanding - 250,000     1,200         1,200
Convertible Preferred Stock 8 %
(see note for conversionRates)
Common stock, $.01 stated value;
shares authorized -750 10,000,000; shares
issued and outstanding - 2,792,099
and 2,647,839                                      28             27
Contributed capital in excess of stated value   2,071          1,721
Retained earnings                               3,075          2,497
Treasury stock, 99,000 shares purchased
at cost                                         (100)           (60)

TOTAL SHAREHOLDERS' EQUITY                      7,024          5,385



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $13,952        $14,774



















                  PCC GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                 In thousands, except per share data
                           (Unaudited)



                       Three Months Ended       Nine Months Ended

                          June 30                   June 30,
                       1999      1998           1999       1998
Net sales            $12,206   $17,366        $57,444    $60,845

Cost of sales         12,048    16,572         55,326     57,865

Gross profit             157       794          2,117      2,980

Selling, general and
administrative expenses  740       481          2,102      1,500

Income/(Loss)
from operations         (583)      313             15      1,480

Other income (expense)

Gain (loss) on
Services/Investments     296       103            680      (152)

Interest (expense)
income, net              (48)      (87)          (200)     (160)
Other                     77        (5)            93       (23)

                         325        11            573      (335)

Net income/(Loss)
before income taxes     (258)      324            588     1,145

Income taxes             (23)       23             10       106

Net income/(Loss)      ($235)     $301       $    578  $  1,039


Income/(Loss) per share

Net income             ($.08)     $.11          $0.21     $0.39
Dividends applicable
to preferred stock      (.02)     (.02)         (0.02)    (0.04)
Net income (loss)
common  stock           (.06)     $.09          $0.19     $0.35

Average weighted
number of shares   2,792,099  2,680,339     2,749,599   2,2680,339


Diluted Income
per Share                         .08         .19          .34


Average number of
diluted shares of
Common stock
outstanding        3,078,545   2,852,985   3,036,045  2,852,985















                 PCC GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                    In thousands, (Unaudited)



                                                  Nine Months Ended
                                                      June 30,
                                                   1999       1998
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

Net income                                       $  578    $  1,039
Depreciation and amortization                        34          32
Provision for bad debts                             174         (79)
Increase (decrease) from changes in:
Investment in Securities                                      1,017
Accounts receivable                              (4,081)       (433)
Receivables from related parties                  1,557      (1,140)
Inventory                                         (645)      (2,810)
Prepaids and other assets                         2,586          18
Accounts payable and accrued
Liabilities                                      (2,313)      (1889)
Net cash provided by (used in)
Operating activities                             (2,110)     (4,245)

CASH FLOW FROM INVESTING ACTIVITIES:
Sales of preferred stock                            750          47
Sales of common stock                               311

Net cash provided by investing activities         1,061          47

CASH FLOW FROM FINANCING ACTIVITIES:
Change in line of credit                          (140)       3,860
Long Term Debt                                      (9)          19
Net cash provided by (used in)
Financing activities                              (149)       3,879

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                 (1,198)       (319)

CASH AND CASH EQUIVALENTS,
Beginning of year                                 2,467       1,057

CASH AND CASH EQUIVALENTS,
end of quarter                                  $ 1,269    $    738

Cash paid during the year for:
Interest                                           $200        $123
Income taxes                                        $10        $106






The accompanying notes are an integral part of these consolidated consolidated financial statements.









PCC Group, Inc.
Notes to Consolidated Financial Statements
Note-1 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles  for interim  financial information and with the instructions to
Form  10-Q  and Article  10  of Regulation S-X.  Accordingly,
they do not include  all  the information  and  footnotes  required  by
generally  accepted   accounting principles for  complete
financial  statements.   In  the   opinion   of management,  all  adjustments
(consisting of normal recurring  adjustments) considered
necessary for fair presentation have been included.   Operating results  for
the  three  month  period  ended  June 30,  1999,  are  not
necessarily  indicative of the results that may be expected  for  the  year
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

ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operation..Except for historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Act of 1995. These forward-looking statements
are  subject  to   risks and uncertainties  that  may  cause actual results to differ materially. The Company disclaims any interest or obligations to update these forward looking statements.


Introduction

	During the past 17 years, PCC Group, Inc. (the "Company") has been primarily engaged in the wholesale distribution of computer hardware products and components. For the periods reported in this Quarterly Report on Form 10-Q, substantially all of the Company's revenues were derived from its wholesale hardware distribution operations. However, based on anticipated increased competition from traditional wholesale competitors and from new internet competitors, the Company in 1998 decided to diversify its operations.  As a result, at the end of 1998 the Company decided to establish various new internet and e-commerce operations.

	As its first entry into the e-commerce business market, the Company in December 1998 introduced a new internet website through which the Company now offers and sells personal computer parts and products directly to the retail public. The website, located at www.123cdc.com, is operated through Computer Discount Center, Inc., a new wholly-owned subsidiary. To date, the Company has incurred all of the costs normally associated with the establishment of new operations, including the addition of overhead expenses. Although revenues from the new internet operations are increasing monthly, the amount of gross revenues generated by retail internet sales constituted less than __% of the Company's net sales during the fiscal quarter ended June 30, 1999. In August 1999, the Company announced that it would supplement its e-commerce division with a new website to be launched later in August 1999. The second website, to be known as www.123ADC.com, will be a new auto purchasing website.

	In May 1999, the Company also established a new subsidiary that was formed for the purpose of engaging in various internet broker-dealer activities.  In connection with the establishment of this subsidiary, the Company hired additional employees who have experience in the operations of broker-dealer and clearing house operations, leased new office facilities, and purchased computer and other equipment that will be required for the operations.  The new subsidiary, known as "ExecuTrade, Inc.," is currently attempting to obtain the required federal and state licenses and has not yet commenced operations.

Three Months Ended June 30, 1999 as Compared to the Three Months Ended June 30, 1998

	Net sales for the quarter ended June 30, 1999 decreased by $5.2 million (30%) from net sales of $17.3 million for the similar 1998 fiscal quarter. This decrease was due to a decrease in PC hardware sales. Gross profit for the third quarter of 1999 was $157,000, a 506% decrease from the third quarter of 1998. The decrease in gross profit was the result of a soft market in PC hardware. Gross profit as a percentage of net sales decreased from 4.5% in the third quarter of 1999 to 1.2% in the thirdd quarter of 1999. The company believes that the decrease in gross margin was due primarily to market oversupply of hard disk drives which oversupply resulted in pricing pressures that required the Company to reduce its gross margins.

 Selling, general and administrative expenses increased to $740,000 in the third quarter of fiscal 1999 compared to $481,000 for the comparable fiscal 1998 period. As a percentage of revenue, SG&A expenses increased from 2.7% in 1998 to 6.0% in 1999. The increase in SG&A was due primarily to the increased overhead associated with the start-up of the company's new internet businesses.

Income from operations decreased to $(583,000) in the third quarter of fiscal 1999 from $15,000 in the comparable fiscal 1998 period. The decrease in income from operations was due to decreased net sales and lower margins resulting from the increasingly competitive market in PC hardware, and the overhead associated with the start-up of the company's new inter-net business.

Other income/expense increased to $325,000 in 1999 when compared to $573,000 for the comparable fiscal 1998 period. Most of the other income realized in the third quarter of 1998 resulted from gains made from the sale of securities held by the Company. Since the Company has disposed of all of its marketable securities, the Company no longer realizes any profits or losses from securities transactions. The income in the third fiscal quarter of 1999 is primarily the result of fees generated by the Company for services rendered by the Company to a Taiwanese company in purchasing equipment. No such fees were earned during the 1998 comparable fiscal quarter. The foregoing services are being provided by the Company pursuant to an agreement entered into in March 1998.

         Net  income/(Loss) decreased to ($235,000), or ($0.06) per share
(after preferred stock dividend deduction), in the third quarter of fiscal
1999 compared to $301,000, or $.09 per share (after preferred stock dividend deduction)  for the same fiscal 1998 quarter.  The decrease in net income is the result  of a  soft  market  in PC hardware resulting in competitive  price pressures and,  the overhead associated with the new internet business offset
by   other income.Nine  Months ended June 30, 1999 as compared to the Nine months ended  June 30, 1998
	  Net  sales for the nine months ended June 30, 1999 decreased  by  $3.4 million  (5%) from net sales of $60.8 million for the similar 1998  period.
This  decrease primarily reflects the fluctuations in the  hard disk  drive market. Gross  profit  for the first nine months of 1999 was  $2.1  million, a 22.%  decrease from the nine  months of 1998.  The decrease in  gross profit was  the result of pricing pressures.  Gross profit as a percentage of net sales  decreased from 4.9% in the first nine  months of 1998 to 3.9%  in the first  nine  months of 1999.  The reduction was due to market oversupply of certain  products  which resulted in pricing pressures  that required  the Company to reduce its gross margins.
	Selling,  general and administrative expenses increased to  $2,102,000 in  the first  nine months of fiscal 1999 compared to $1,500,000  for  the comparable fiscal 1998 period. As a percentage of revenue,  SG&A  expenses increased from 2.5% in 1998 to 3.7% in 1999.  The increase in SG&A was  due to costs associated with the Company's new internet divisions.
	Income  from  operations decreased  to $ 15,000 in  the  first  nine  months of fiscal 1999 from $1,480,000 in the comparable
fiscal 1998 period. The  decrease  in  income from operations is due to reduced gross profit, and higher selling, general and administrative costs..
	Other  income/expense increased to $573,000 in 1999 when  compared  to
($335,000) for the comparable fiscal 1998 period.  The variance was  mainly attributable  to  an approximate gain on the stock portfolio sold by  the
Company  in 1998,  that  was  recognized in the current period, and services income.  The Company  sold  its portfolio of securities during the fiscal year ended September 30, 1998.

          Net income decreased to $578,000, or $0.19 per share (after preferred stock dividend deduction), in the first nine months of fiscal
1999 compared to $1,039,000, or $.26 per share (after preferred stock dividend deduction) for the same fiscal 1998 period The decrease in net
income is the result of   reduced sales, lower margins as a result of the soft
market in hard drives and other components, and costs associated with new internet divisions the compoany has established during the current nine month period.

Liquidity and Capital Resources

	As of June 30, 1999, the Company had working capital of $4,690,000 and a current ratio of $_1.68 to 1. On September 30,
1998, the Company had working capital of $3,376,000 and a current ratio of $1.36 to 1. Historically the Company has primarily operated with internally generated cash flow and vendor lines of credit to fund its working capital requirements. During the second quarter of fiscal 1999, the Company entered into a line of credit agreement with an institutional lender. The credit facility provides the Company with both accounts receivable and inventory based borrowings of up to $3 million. The $3,000,000 credit facility, which expires on March 31, 2000, is secured by a lien on all of the Company's personal property. In addition to the foregoing credit facility, the Company has obtained a $1,000,000 term loan from its bank to fund the development expenses of the Company's new Computer Discount Center e-commerce division. The term loan requires the Company to make monthly payments of principal and interest from September 1999 through August 2002, at which time the term loan matures.
In addition to the foregoing two credit facilities, the Company has obtained a credit facility to fund it purchases of equipment under its existing equipment purchase contract with a Taiwanese company. This credit facility will not be available to the Company after the equipment purchases are completed. As of the date of this report, substantially all of the Company's obligations under the equipment purchase agreement had been completed, and the Company expects that the equipment purchase arrangement and the related bank credit facility will expire during the current fiscal quarter.

	Net cash provided by (used in) operating activities in the nine month period ended June 30, 1999 $(2,110,000), as compared to ($4,245,000) in the same  period in 1998 mainly reflects the net effects of cash  provided by operations, augmented by increases in accounts receivable, decrease in inventory, related party receivables, prepaids and decreases in accounts
payable	Net  cash  provided  (used  in) financing activities  in  the current period was ($ 149,000) as compared to $3,879,000 in last year's period, and mainly reflects a reduction in the asset-based line of credit.




	The Company expects to fund the working capital needs of its distribution business with internally generated funds, vendor lines of
credit  and  its  current asset-based financing facility.    Based  on  the
amount of credit available to the Company, its current cash balances, and its current operations, the Company believes that it has sufficient capital to finance its working capital needs for the next 12-month period. In addition to the web-site through which it is offering computer parts and components for sale to retail customers. The company launched a new auto sales website and launched an internet broker-dealer business The Company expects to fund the additional costs associated with the web-sites through internal cash flow, and possibly additional debt or equity financing. Although the initial start-up expenses of the web-site are expected to be significant, the Company does not believe that the ongoing operational expenses related to the new web-site will materially adversely affect the Company's future liquidity and capital resources. However, the Company has not had any prior experience in operating such web-sites and cannot therefore accurately predict the amount of costs it will have to incur in the operation of the web-sites and other future E commerce operations.
In addition, no assurance can be given that the new web-site operations will generate cash in the future or be profitable.

 .

Item 3.  Exhibits and Reports on Form 8-K


(a)	27	Financial Data Schedule

(b) The Company did not file and reports on Form 8-K during the fiscal quarter ended June 30, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCC GROUP, INC.
(Registrant)



Date:  August 12  1999          		       /s/ JACK WEN
Jack Wen

                                   Chairman of the Board, President and
                                        Chief Executive Officer



Date:  August 12, 1999             	_______/s/ DONALD JOHNSON   ___
Donald Johnson                     Vice President - Finance and
                                 Chief Financial Officer (Principal
			                              Financial and Accounting Officer)