Form 10-K
period 1999-09-30
PCC GROUP INC
filed 1999-12-29
CIK 756972

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                       FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1999.
                        or
[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.

                Commission file number:  0-13280

                         PCC GROUP, INC.
     (Exact name of registrant as specified in its charter)

  California   								                         95-3815164
(State or other jurisdiction of 					         (I.R.S. Employer
incorporation or organization) 				           Identification No.)

             163 University Parkway, Pomona, California   91768
             (Address of principal executive offices)(Zip Code)

                        (909) 869-6133
            (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to section 12(g) of the Act:

                   Common Stock, $.01 par value
                    (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]
The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December
27, 1999 was approximately $9,848,319, based on the closing price reported by Nasdaq on such date. There were 3,005,339 shares of registrant's Common Stock outstanding on December 27, 1999. DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Registrant's Proxy Statement for its 1999
Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, are incorporated herein by reference in Parts III of this Report.


This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements that include the words "believes," "expects," "anticipates," "plans," or similar expressions and statements relating to anticipated costs savings, the Company's strategic plans, capital expenditures, industry trends and prospects, and the Company's financial position. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions, and expectation reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions, or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are set forth under the caption "Risk Factors" in this report and in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

                              PART I
ITEM 1.  BUSINESS.

General

During the past 17 years, PCC Group, Inc. has been primarily engaged in the wholesale distribution of microcomputer products and components. The computer hardware products and components that the Company resells include add-on boards, CD-ROM drives, hard disk drives, monitors, sound cards, and keyboards. The Company purchases these products in large volume directly from the manufacturers and sells the products to personal computer assemblers and other resellers. Until the fiscal year ended September 30, 1999 ("fiscal 1999"), the Company had not marketed any products directly to end-user customers. Although the Company has expanded its operations beyond the wholesale distribution business, substantially all of the Company's revenues were derived from the wholesale distributions operations, and a majority of its revenues are expected to continue to be derived from these operations in the near future.

During fiscal 1999, the Company decided to diversify its operations and to enter into Internet-based business. As its first entry into an e-commerce business, the Company in December 1998 introduced a new internet website through which the Company now offers and sells personal computer parts and products directly to the retail public. The website, located at www.123cdc.com, is operated through Computer Discount Center, Inc., a new wholly-owned subsidiary. To date, the Company has incurred all of the costs normally associated with the establishment of new operations, including the addition of overhead expenses. Although revenues from the new internet operations are increasing monthly, the amount of gross revenues generated by retail internet sales constituted less than 5% of the Company's net sales during fiscal 1999.

In May 1999, the Company established a new, wholly-owned subsidiary known as "ExecuTrade Inc." for the purpose of engaging in various internet broker-dealer activities. In connection with the establishment of this subsidiary, the Company hired additional employees who have experience in broker-dealer operations, leased new office facilities, and purchased the computer and other equipment that will be required for the operations. ExecuTrade, Inc. has obtained its NASD licenses for its broker-dealer operations and currently expects to commence its operations in January 2000. To date, however, ExecuTrade, Inc. has not engaged in any brokerage operations.
In connection with establishing ExecuTrade as its on-line broker-dealer subsidiary, the Company intends to establish and operate a website that will provide investors with a broad range of financial information and services, including investment news, stock quotes, research, professionally moderated investment discussion forums, investment chat rooms, and investment education. In order to make certain of the information contained in its website available to investors by other means, in December 1999 the new division acquired a new Internet-based broadcasting system that will be able to share real time financial information across a variety of media, including conventional message boards, real time chat rooms, e-mail, text pagers and cellular telephones.

In August 1999, the Company commenced its third new
Internet business by launching a new automobile purchasing web-site known as www.123adc.com. The new automobile website was operated by the Company's Auto Discount Center division. As a result of the Company's limited financial resources and the funds required to finance the start-up costs of its other two new Internet businesses, the Company in December 1999 contributed the web-site and all of the operations of Auto Division Center to an unaffiliated buyer in exchange for 29% of the equity of the buyer.

From 1993 to 1998, the Company's business included investments in the environmental resource industry. The principal investment of the Company during this period was an investment in the Dalian Green Resources Co., Ltd. ("Dalian Green"), a joint venture formed to own and operate a tire recycling plant located in the city of Dalian, in the People's Republic of China. Due in part to the Company's desire to focus its operations on its core business of distributing computer parts and on new evolving Internet-related businesses, and due to the difficulties the Dalian Green joint venture was having in commencing its operations, during the fiscal year ended September 30, 1998, the Company sold its interest in Dalian Green for a convertible promissory note and ceased all of its other environmental resource operations.

The Company, a California corporation, was formed by the merger, in September 1989, of PC Craft, Inc., a Delaware corporation, with and into WMD Micro Distributors, Inc.
("WMD"), a California Corporation organized in 1983. Concurrently with the merger, WMD changed its name to PCC Group, Inc. Unless the context indicates otherwise, all references herein to the "Company" shall refer to PCC Group, Inc. and its subsidiaries. The Company's operations are currently conducted through its three subsidiaries, PC Craft, Inc., Computer Discount Center, Inc., and ExecuTrade, Inc.

Overview of Industries

Computer Distribution. The worldwide microcomputer products distribution industry generally consists of suppliers, who sell directly to wholesale distributors; wholesale distributors, who sell to resellers; and resellers, who sell to other resellers or directly to end-users.

Wholesale distributors generally purchase a wide range of products in bulk directly from manufacturers and then ship products in smaller quantities to various resellers. Most manufacturers of electronic components and computer products rely on independent authorized distributors, such as the Company, to augment their product marketing and distributions operations. Wholesalers assist the suppliers by providing stocking, marketing, and financial intermediary services. The recent rapid growth of the electronics distribution industry has been fostered by the many suppliers and manufacturer who recognize their authorized distributors as essential elements of their distribution organization. In addition, faced with the pressures of declining product prices and the increasing cost of selling directly to a large and diverse group of resellers, suppliers are increasingly relying upon wholesale distribution channels for a greater proportion of their sales. Resellers are becoming more dependent on wholesale distributors due to product proliferation, increasingly complex technologies and rapid changes in technology.

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

Computer Retail Sales. Computer retail sales currently consist of store based sales, catalog and telephone sales, and Internet sales. Store based sales include both computer oriented stores (such as CompUSA and MicroCenter) that primarily sell computer products, and non-computer retailers (such as Circuit City and Wal-Mart) that primarily sell products other than computers and computer components. The mail-order retailers include PC Connection, MicroWarehouse, Insight, Creative Computers, and CDW. Online retail sellers include various manufacturers that sell their products through the Internet and other means (such as Dell and Gateway) as well as numerous Internet retailers (such as Cyberian Outpost, Egghead.com, Buy.com, and Beyond.com).

The computer retail sales industry, which consists primarily of the sale of computer hardware, software and accessories to consumers and small home offices over the Internet, is a highly fragmented, rapidly evolving and intensely competitive industry. Jupiter Communications, a market research firm, projects that the single largest domestic Internet retail opportunity for the consumer and small office/home office market place is the online sales of computer products (including hardware, software and consumer electronics). Jupiter Communications estimates that by the year 2002, the online consumer market for computer products and consumer electronics will reach approximately $9.6 billion in the United States.

Internet Broker-Dealer Industry. The market for online investing services, including online brokerage services for day traders and interactive securities training and discussion forums, is a new, rapidly evolving and intensely competitive area that has few barriers to entry. Online trading is the fastest growing segment of the brokerage industry and is expected to grow significantly. Industry reports indicate that the online trading industry grew from approximately 1.5 million accounts at the end of 1996 to approximately 5 million accounts at the end of 1998, and that the market will grow to 8.4 million accounts at the end of 1999 and 14.4 million accounts in 2002. The Company believes that there are approximately 100 existing firms that provide electronic brokerage services, including such brokerage firms as Charles Schwab & Co., Inc., Fidelity, Inc., E*Trade Group, Inc., Ameritrade, Inc., and Quick & Reilly, Inc. The electronic brokerage services business also consists of services provided directly, or through the Internet, by well established, full-commission brokerage firms and financial institutions, including mutual fund sponsors and other organizations. Most of the companies in this industry already provide investors with the services that the Company intends to provide, including on-line trading of equity securities through the Internet, on-line tutorials that are designed to allow investors to learn basic and advanced investment and trading strategies, access to real-time stock quote and market information, and on-line chat and discussion groups.

PC Craft's Computer Wholesale Distribution Operations

During fiscal 1999, substantially all of the Company's sales were derived from the wholesale distribution of computer products conducted by PC Craft, the Company's wholly-owned subsidiary. The Company's strategy is to sell its products to computer assemblers and resellers at prices at or near the price that the resellers could purchase from the manufacturer in order to increase the total amount of its sales. By increasing its sales, the Company is able to purchase its inventory at greater discounts from the manufacturers, thereby increasing the Company's cost of sales margins.

The Company provides manufacturers with access to a select client base while reducing the inventory, credit, marketing, and overhead costs associated with maintenance of direct relationships with resellers. Hardware products offered include add-on boards, CD-ROM drives, hard disk drives, monitors, sound cards, and keyboards. The Company offers microcomputer hardware products manufactured by companies such as Western Digital Corporation, Toshiba, NEC Technologies, TEAC, and Adaptec. Although the Company generally stocks approximately between 100 and 200 products and accessories supplied by between 10 and 20 vendors, approximately 20% the Company's sales in fiscal 1999 were derived from products supplied by one vendor, Western Digital Corporation. The loss of the ability to distribute products from this supplier could result in sales losses, which could in turn have a materially adverse impact on the Company's business and financial results.

The Company generally enters into written agreements with its suppliers. As is customary in the industry, these agreements usually provide non-exclusive distribution rights and for cancellation on short notice by the supplier, for failure to satisfy minimum purchase requirements or otherwise. While the Company believes that alternative sources of supply exist for most of the products that it distributes, the loss of the right to distribute certain products might materially and adversely impact its operations. On the other hand, these agreements generally provide stock balancing and price protection provisions, which in part reduce the Company's risk of loss due to slow-moving inventory, vendor price reductions, product updates, or obsolescence. The Company further attempts to reduce its inventory risk by only holding a small amount of inventory and by rapidly reselling its inventory. In general, the Company rotates its inventory every two to three weeks.

The Company purchases substantially all of its products in the U.S. from U.S. based companies. Most of the inventory purchased by the Company is delivered to the Company's warehouse in Pomona, California. However, the Company also arranges for inventory its purchases to be shipped directly from the manufacturer to the Company's customers.

The wholesale computer products business has become intensely competitive as a result of a number of factors, including the proliferation of wholesale distributors, the additional competition provided by Internet resellers, and the reduction of barriers to entry. In addition, the Company believes that the products that it resells are increasingly becoming commodities that are bought and sold from many sources at the lowest available price, which has further intensified price competition and reduced margins. As a result of the foregoing factors, the Company is attempting to diversify its operations and reduce its dependence upon its wholesale operations as it sole source of revenues.

Customers.  The Company regularly sells to approximately
250 customers including VARs, systems integrators, and dealers. All of the Company's customers are located in the U.S., and the Company does not currently sell any of its products abroad. Comtrade Electronics, a computer distributor, accounted for 15.9% of net sales in fiscal 1999. No other customer of the Company accounted for more than 10% of the Company's sales during fiscal 1999. The Company believes that its success in attracting customers is attributable in large measure to its competitive pricing and immediate product availability.

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

Sales and Distribution. The Company's sales force is currently comprised of six sales representatives. Customer orders are entered into the Company's computer system. Using a centralized database, sales representatives immediately obtain descriptive information regarding products, check inventory status, determine customer credit availability, and obtain pricing and promotional information.

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

Competition. Competition in the microcomputer component distribution business is intense and characterized by intense pricing pressures and rapid technological change resulting in relatively short product lives and early product obsolescence. Competition is driven by price, product availability, and customer service. Competitors of the Company in the wholesale computer distribution business include national distributors, regional distributors, and manufacturers' direct sales organizations, many of which have substantially greater technical, financial, and marketing resources than the Company. Major competitors include Merisel, Inc., Ingram Micro, Inc., Tech Data Corporation, Gates F/A Distributing, Inc., and Liuski International, Inc.

Computer Discount Center's Internet Retail Sales Operations

On December 15, 1998, the Company launched its retail web site "Computer Discount Center," located at www.123cdc.com, through which the Company is offering a large selection of computer hardware, software, and accessories. The Company's goal is to develop the web site as a high volume retail outlet to supplement its core business of wholesale redistribution of computer components.

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

	The Company's goal for Computer Discount Center is to develop a low-cost, easy-to-shop alternative to the online superstores by providing a broad range of products at competitive prices. As a result, Computer Discount Center does not maintain a warehouse, hold any inventory, or provide any fulfillment operations. In addition, in order to limit is expenses, and to therefore lower its costs, it has limited its marketing budget to certain targeted online advertising sites. Computer Discount Center obtains its products from a third party provider. The Company has entered into a fulfillment agreement with Ingram Micro, Inc., a major wholesaler of computer parts, accessories and software products that has inventory at distribution centers around the country, pursuant to which all orders placed through the website of Computer Discount Center are forwarded to Ingram Micro, who then ships the ordered product directly from its facilities to the purchaser. Computer Discount Center only maintains 10 employees and shares its offices with those of PCC Group, Inc. By affiliating itself with Ingram Micro, Inc., Computer Discount Center is able to offer its customers computer hardware, software and other related products at a price only slightly higher than the wholesale price. In addition, Computer Discount Center does not have to incur the expenses related to warehousing, fulfilling and distributing products, nor does it have to bear the risk of obsolescence that may result from the rapidly changing and demand for computer products.

	To date, the Company has not actively marketed the www.123CDC.com website. In order to increase its visibility, Computer Discount Center recently entered into an advertising agreement with Lycos pursuant to which Computer Discount Center pays approximately $3,000 per month.

Competition. Computer Discount Center is subject to intense competition in its efforts to establish an Internet retail outlet for computer and software products. The microcomputer components retail industry is intensely competitive, has low barriers to entry, and is currently dominated by numerous well-known, well-funded businesses that have significantly greater financial resources, customer bases, brand recognition, and advertising resources. These competitors include (i) various traditional computer retailers including CompUSA and MicroCenter, (ii) various mail-order retailers including CDW, MicroWarehouse, Insight, PC Connection, and Creative Computers, (iii) various Internet-focused computer retailers including Egghead.com, software.net Corporation, NECX Direct, Buy.com, Beyond.com and Cyberian Outpost, (iv) various manufacturers that sell directly over the Internet including Dell, Gateway, Apple, and many software companies, and (v) a number of online service providers including America Online and the Microsoft Network that offer computer products directly or in partnership with other retailers. Many of the Company's competitors have adopted the aggressive pricing policies, which have reduced the Company's gross margins and attracted customers to such competitor's websites. Although the Company is attempting to increase its visibility by recently signing marketing agreements, the Company will not be able to match the marketing budgets of most of its competitors. In addition, as the use of the Internet increases for on-line retail sales, competition is expected to increase as on-line retailers are acquired by, receive investments from, or enter into other commercial relationships with large, well-established and well-financed companies. Such increase competition will result in further reductions in operating margins, possible loss of market share and a diminished brand franchise.

Proposed On-Line Brokerage Operations; Financial Website

During fiscal 1999, the Company established ExecuTrade,
Inc. as a wholly-owned subsidiary to provide on-line investment services for self-directed investors. To date, ExecuTrade has not commenced operations and its activities have been limited to establishing its offices in San Diego, California, purchasing the computer and electronic hardware and software required for its proposed operations, hiring officers and employees with experience in the securities industry, and obtaining the various federal and state licenses and regulatory approvals that are required to operate its proposed business. ExecuTrade received its NASD license in December 1999 and currently anticipates that it will commence operations during January 2000. ExecuTrade intends to provide two types of brokerage services: one for the traditional retail investor who now invests on-line; and the second for the active on-line investor (the day-trader).

ExecuTrade is setting up its operations so that it can serve the needs of the self-directed investor. These services are to include fully automated on-line stock, option, and mutual fund order processing and on-line portfolio tracking.
ExecuTrade will offer its services to its customers through the Internet so that customer can directly place orders to buy and sell Nasdaq and exchange-listed securities, as well as options and mutual funds. ExecuTrade will charge its customers a commission for each trade electronically executed by ExecuTrade. The amount of the commission has not yet been determined but is expected to be significantly less that the trading fees charged by traditional full-commissioned brokers.

When fully implemented, ExecuTrade's brokerage services will enable individual investors to place orders for equity securities, to monitor the market, to review their portfolio balances and positions, and to obtain real-time quotes. ExecuTrade does not, currently, anticipate that it will provide clearing and execution services for its brokerage business. ExecuTrade currently anticipates that all clearing services, including confirmation, receipt, settlement, delivery and the record keeping functions involved in the processing of securities transactions will be provided by independent broker-dealers or other depository institutions.

In addition to providing on-line brokerage services to the retail on-line investor, ExecuTrade also is establishing a trading system for the self-directed active trader (the day-trader). The system being established by ExecuTrade for the active investor will enable the investor to execute trades on a frequent basis and on a real-time basis. ExecuTrade has licensed proprietary trading software from a third party provider that ExecuTrade will rent to its customers on a monthly basis for a fixed monthly fee. The software will enable customers to access comprehensive information on stock, markets, indices, and market news. The clients will be able to access bid and ask price, charts, and research and will be able to track their securities positions on a real-time basis. The customer will also be able to place buy or sell orders which the proprietary software will route directly to the trading exchange (such as the New York Stock Exchange, American Stock Exchange, or Nasdaq Stock Market) in a matter of seconds. In addition to charging the clients for the use of the software, the company will also charge its customers a fee for each trade executed using the software.

Regulation. The securities industry is subject to extensive regulation under both federal and state securities laws. ExecuTrade has received its NASD licenses and most of its state licenses. In general, as broker-dealer, ExecuTrade is required to register with the Securities and Exchange Commission and to be a member of the NASD. As such, ExecuTrade is subject to the requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder relating to broker-dealers and to the Rules of Fair Practice of the NASD. Such regulations establish, among other things, minimum net capital requirements for the Company and its operating subsidiaries.

Competition. The market for security brokerage services, particularly electronic brokerage services, is rapidly evolving and intensely competitive, with very few barriers to entry. ExecuTrade anticipates that it will compete, directly or indirectly, with approximately 100 other brokerage firms, many of which have electronic brokerage services. These competitors include well-known names such as Charles Schwab & Co., Inc., Quick & Reilly, Inc., E* Trade Group, Inc. and AmeriTrade, Inc. ExecuTrade also will compete with full-commission brokerage firms, as well as, financial institutions, mutual fund sponsors and other organizations. Most of these competitors of ExecuTrade have substantially greater experience in operating brokerage companies, substantially greater financial and managerial resources, greater name recognition, and other competitive advantages.

Financial Web-Sites and Other Services. In order to provide investors additional information regarding the financial markets and additional services to investors, the Company has set up a new division entitled "Executive Trading Systems," which division will operate a new financial web-site. The web-site, which is expected to be gradually released over the coming months commencing in January 2000, will be a web-site that is available to all users, not just the customers of ExecuTrade. The web-site will provide financial information that is also available from certain other Internet sources, such as stock quotes, financial news stories, and market research. In addition to this information, the Company will also provide market research by both the Company's analysts and by third party analysts, chat rooms, and professionally monitored discussion forums. The monitored discussion forums are expected to be led by one of the six market specialists that the Company has retained for this purpose. The monitored discussion forums are expected to be conducted during market trading hours and will provide trading assistance and guidance that is provided by professional brokers.. Initially, all of these services will be available at no cost. However, the Company expects that after the monitored discussion forums are more widely accepted, the Company may make the discussion forums only available to paying members.

In addition to the access currently provided to Internet users from their personal computers, Executive Trading Systems intends to make data access available through other means, including personal digital assistance, text pagers and cellular phones. In order to make these services available, in December 1999 the Company completed its purchase of an Internet-based broadcasting system for use with Internet chat rooms and discussion forums. The newly acquired broadcasting technology was specifically designed for use in the financial sector and allows for the sharing of critical real time information across a variety of conventional mediums, including message boards, real time chat rooms, e-mail, text pagers and cellular phones. The system also includes data parsing technology, which can be used to provide enhanced information management services to users. The new technology is expected to be released during the first calendar quarter of 2000, and is expected to support PDAs with two-way communications and full mobile functionality.

Finally, Executive Trading Systems will attempt to provide educational and training services to its customers in an effort to make investing understandable to investors of all ability levels. Executive Trading Systems intends to offer on-line tutorials that are designed to allow investors to learn basic and advanced trading strategies and formulate new investment means.

Discontinued Operations--Environmental Resource Division;
Automobile Sales Web-Site

Dalian Green. In 1993, the Company identified certain investment opportunities in the Far East in the tire recycling business. The principal investment that the Company identified was a recycling plant to be constructed in the city of Dalian, in the People's Republic of China. In 1993, the Company entered into a joint venture agreement with a Chinese governmental organization to establish the Dalian Green Resource Co. Ltd. ("Dalian Green"). The Company invested approximately $3 million in Dalian Green and owned a 55% economic interest in Dalian Green. The joint venture has constructed a facility capable of recycling scrap tires into commercial materials, including carbon black, fuel oil, scrap steel and gas. The construction and commencement of operations of the facility owned by Dalian Green has been delayed by technological problems and governmental permit restrictions, and the facility is not currently operating. Although the Company previously also identified other possible recycling facilities and entered into other agreements to form tire recycling joint ventures, the Company did not pursue these other transactions and has not invested significant amounts into these other arrangements.

Due in part to the Company's desire to refocus its operations on its core business of distributing computer parts, and due to the difficulties the Dalian Green joint venture was having in commencing its operations, during the fiscal year ended September 30, 1998, the Company sold its interest in Dalian Green to an unaffiliated third party. As a result of the sale, the Company has now ceased all of its other environmental resource operations. The sale of Dalian Green was effected by transferring all of the Dalian Green interest to American Tire Collection, Inc., a Delaware corporation ("American Tire"), for $3.7 million, and by the sale of all of the outstanding share of American Tire. The purchase price for the Dalian Green interest was paid by the delivery of a convertible secured promissory note (the "Note"). The Note matures on September 30, 2001, bears interest at an annual rate of 6%, and is secured by a first priority lien on all of the assets of American Tire and by pledge of all of the stock of American Tire. The Note is convertible by the Company at any time during the term of the
Note into no less than 70% of the total outstanding stock of American Tire. The Company has been informed that American Tire is still actively pursuing obtaining the permits required to operate the Dalian Green recycling plant, but that the required permits have not yet been received. The Company cannot predict if or when the necessary permits will be received.

Automobile Discount Center. In August 1999, the Company launched a new automobile purchasing web-site known as www.123adc.com. The new automobile website was operated by the Company's Auto Discount Center division. As a result of the Company's limited financial resources and the funds required to finance the start-up costs of its other two new Internet businesses, the Company in December 1999 contributed the web-site and all of the operations of Auto Division Center to an unaffiliated buyer in exchange for 29% of the equity of the buyer. The new buyer has agreed to fully implement the website.

Employees

On December 14, 1999, the Company had 29 full-time employees. Of these employees, 13 were employed by PCC Group, ten were employed by PC Craft, and six were employed by ExecuTrade. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

The Company's corporate office, the main warehouse facility, and the location of Computer Discount Center are all located at one facility in Pomona, California. The Company is leasing this facility (18,721 square feet) on a month to month basis with an annual rent of $90,070. The Company believes this facility is suitable and adequate for current operations. ExecuTrade has leased a 3,625 square foot facility in San
Diego, California. The lease is a four-year lease that has been guaranteed by the Company. ExecuTrade is required to pay $6,706 per month for the facility.

ITEM 3.  LEGAL PROCEEDINGS.

In May 1997, in an action entitled Virgil Flanigan v. PCC
Group, Inc., Mr. Flanigan filed a complaint against the Company in the 22nd Judicial Court of Missouri. Mr. Flanigan had licensed certain technology to the Company for use in the Dalian Green tire recycling facility. In consideration for the license, the Company had agreed to pay Mr. Flanigan, among other compensation, a percentage of profits derived from the Dalian Green project. The Company claimed that the licensed technology did not work as represented and had refused to pay Mr. Flanigan certain of the compensation under the license agreement. Mr. Flanigan asserted that the Company breached its agreement with him and filed the lawsuit to enforce the agreement.

During the fourth quarter of fiscal 1999, the Company settled the lawsuit with Mr. Flanigan. Pursuant to the terms of settlement, the Company paid Mr. Flanigan $150,000 at the closing, issued to Mr. Flanigan a secured promissory note having a principal balance of $100,000, and issued 162,500 shares of the Common Stock to Mr. Flanigan. The $100,000 promissory note bears interest at a rate of 6% per annum, and is payable in two equal annual installments of principal and interest. The
Company has the right to repurchase certain of the foregoing shares that it issued to Mr. Flanigan at the than current market value but not less than $4.1875 per share.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1999.

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

Fiscal Year Ended September 30, 1998        High       Low
First Quarter                              $3.250     $2.500
Second Quarter                             $4.438     $2.500
Third Quarter                              $7.500     $4.188
Fourth Quarter                             $6.156     $3.625



Fiscal Year Ended September 30, 1999        High       Low
First Quarter                              $8.625      $3.25
Second Quarter                             $8.031      $5.50
Third Quarter                              $6.688      $3.25
Fourth Quarter                             $4.625      $3.000

As of December 18, 1999, there were 2,111 holders of record of the Company's common stock. The Company believes that there are approximately 1,000 additional beneficial owners of Common Stock whose shares are held in "street name."
The Company has not paid any dividends on its common stock and does not intend to pay dividends in the foreseeable future. The Board of Directors currently intends to retain any future earnings to finance the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

The table below sets forth certain financial data of the Company for each of its fiscal years during the five-year period ended September 30, 1999. This information should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report and Item 7 hereof, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                   Statement of Operations Data
                  (in thousands, except for per share amounts)


                 1995      1996     1997     1998     1999
Net Sales      $40,473  $40,645  $63,643   $79,728  $69,561
Gross Profit     1,513    1,892    2,820     3,695    2,276
NetIncome(Loss)     25      643      350       404   (1,637)

Income (Loss)
Per Share

Net Income        .01      .26       .13       .16     (.59)

Dividends
Applicable to
Preferred
Stock            (.07)    (.06)     (.06)     (.06)    (.14)
Net Income
(Loss)
Applicable to
Common
shares-basic    (.06)    (.20)      .07        .10     (.73)


Balance Sheet Data
(in thousands)    1995      1996      1997      1998     1999

Working
Capital          $1,540    $2,195    $2,607     $3,411   $3,178
Total Assets      6,016     8,421    10,592     14,774    7,798
Long-Term
Debt                 2         -         18         35      714



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

Year Ended September 30, 1999 Compared to Year Ended September  30, 1998

Net Sales for the fiscal year ended September 30, 1999
("fiscal 1999") decreased by 12.7 % from $79.7 million in the fiscal year ended September 30, 1998 to $ 69.6 million in fiscal 1999. The decrease in sales was due to lower sales volume and lower price, both of which resulted from increased competition from Internet companies that are well financed and who subsidized their price cuts , thereby creating volatility in the marketplace.

Gross profit for the fiscal year ended September 30, 1999 decreased 37.8 % from $3.7 million in the fiscal year ended September 30, 1998 to $ 2.3 million in fiscal 1999. The decrease was due to a reduction in sales coupled with lower gross margins because of increased competition from Internet-based companies.

Selling, General and Administrative (SG& A expenses) for fiscal 1999 increased 95 % from $2.1 million in the fiscal year ended September 30,1998 to $4.1 million for fiscal 1999. The increase resulted from two different sources. The first is the result of a settlement agreement reached in a lawsuit with Flanigan, a lawsuit arising out of the tire recycling business (see, Item 3. Legal Proceedings, above). The second item is the start-up costs associated with the Company's three new Internet businesses (Auto Discount Center, Computer Discount Center, and ExecuTrade Inc.), as well as the expenses related to the Executive Trading Systems division.

Income from operations for the fiscal year ended September
30, 1999 decreased 215.1% from $ 1,598,628 in the fiscal year ended September 30,1998 to a operating loss of ($ 1,840,504) for fiscal 1999. The loss is due to competitive pressures from Internet companies causing the wholesale business to lose money in the last three quarters of the year, the settlement of a law suit, and the start-up of three internet divisions.

Interest expense for fiscal 1999 decreased 88.1 % from $184,715 in fiscal year ended September 30,1998, to $22,039 in fiscal 1999. Other income for the fiscal year ended September 30, 1999 increased to $228,471 from a deficit in the fiscal year ended September 30,1998 of $827,868. The increase was due to a long term gain on the sale of Company's stock portfolio which was previously deferred in 1998, of $382,991, plus a gain on the sale of equipment purchasing activity offset by a write down of notes receivable due from American Tire of $522,000.

As of September 30,1999 the Company has $ 3,200,000 of federal operating loss carry forward expiring through 2019, and an approximately $800,000 of state net operating loss carry forward expiring through 2004. In addition the Company has $600,000 and $300,000 of federal and state capital loss carry forwards.It is not possible at this time to determine that the relization of the net deferred tax asset as of September 30, 1999 is more likely than not; accordingly a 100 % valuation allowance has been established.

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

At the end of fiscal 1998, the Company had net operating loss carryforwards available to offset future taxable income of approximately $1.6 million. It was not possible at that time to determine that the realization of the net deferred tax asset as of September 30, 1998 is more likely than not; accordingly, a 100% valuation allowance was established.

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

Liquidity and Capital Resources

As of September 30, 1999, the Company had working capital of $3,177,771 and a current ratio of $2.20 to 1. On September
30, 1998, the Company had working capital of $3,411,440 and a current ratio of $1.36 to 1. Historically the Company has primarily operated with internally generated cash flow and vendor lines of credit to fund its working capital requirements.
During the second quarter of fiscal 1999, the Company entered into a line of credit agreement with an institutional lender.
The credit facility provides the Company with both accounts receivable and inventory based borrowings of up to $6.5 million.
The $6,500,000 credit facility, which expires on March 31, 2000, is secured by a lien on all of the Company's personal property.
In addition to the foregoing credit facility, the Company has obtained a $1,000,000 term loan from its bank to fund the development expenses of the Company's new Computer Discount
Center e-commerce division. The term loan requires the Company to make monthly payments of principal and interest from September 1999 through August 2002, at which time the term loan matures. In addition to the foregoing two credit facilities, the Company has obtained a credit facility to fund it purchases of equipment under its existing equipment purchase contract with a Taiwanese company. This credit facility will not be available to the Company after the equipment purchases are completed. As of the date of this report, substantially all of the Company's obligations under the equipment purchase agreement had been completed, and the Company expects that the equipment purchase arrangement and the related bank credit facility will expire during the current fiscal quarter.In addition the company has a $2 million revolving line of credit.The line is to issue and finance letters of credit. The company is not in compliance with certain of the financial covenants required by its principal lender, howver the the company has received a letter from the lender waiving these covenants.


The  Company  expects  to  fund  the  working  capital
needs of its distribution business with internally generated funds, vendor lines of credit and its current asset-based
financing facility.    Based  on  the amount  of credit
available to the Company, its current cash balances, and its current operations, the Company believes that it has sufficient capital to finance its working capital needs for the next 12-month period. In addition to the web-site through which it is offering computer and software parts and products for sale to retail customers, during fiscal 1999 the Company launched a new auto sales website and incurred substantial costs to establish
an Internet broker-dealer business   Because the cost of funding
all three of these operations was significant, the Company recently disposed of the Internet automobile sales business to a third party buyer in exchange for a 29% equity interest in the buyer. As a result, the Company will no longer be required to fund the start-up costs of this business, leaving the Company with additional funds with which it can develop its remaining new businesses. The Company expects to fund the additional costs associated with the new Internet businesses through internal cash flow, and possibly additional debt or equity financing. Although the initial start-up expenses of the web-sites are expected to be significant, the Company believes that it will have sufficient financial resources to maintain its new businesses as well as continue its primary wholesale business. However, the Company has not had any prior experience in operating any Internet businesses or in operating a broker-dealer business and cannot therefore accurately predict the amount of costs it will have to incur in the operation of these and other future E commerce operations. Accordingly, if the Company's estimates of revenues and expenses are not correct, the Company may not have sufficient financing to fund all of the expenses it expects to incur, and any such shortfall may have a material adverse effect on the Company's liquidity and its financial results from operations. In addition, no assurance can be given that the new Internet operations will generate significant revenues in the future or that they will ever be profitable.

Net cash provided by used in operating activities in 1999 was $343,647, as compared to $2,786,732 in 1998 mainly reflects the net effects of cash provided by accounts receivable. Provision for bad debts, issuance of stock for services rendered and lawsuit settlement, offset by an decrease in accounts payable, interest expense, a net operating loss.

Net cash provided by used in investing activities in 1999 was $942,590, as compared to ($68,941) in 1998, and principally shows principal payments received on notes receivable, offset by capital expenditures and advances to related parties.

Net cash provided by used in financing activities in 1999 was $2,248,156 as compared to $4,264,984 in fiscal 1998. The decrease in cash from financing activities is principally due to repayment of the Company's credit facilities to finance its operations, and due to redeeming the Company's Series A preferred stock, offset by additional issuance of the Company's common stock, issuance of preferred stock, and additional long term borrowing..

The Company believes that its internally generated cash flow, vendor credit lines and its currently available lines of credit will be sufficient to fund the Company's working capital needs for at least the next twelve months.

New Accounting standards not adopted yet

In June 1998 , The Financial Accounting Standards Board issued Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities"(SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, the objective of which is to mach the timing of gain or loss recognition on the hedging derivative with the recognition of
(I) the changes in the fair value of the hedged forecasted transaction. For a derivative not designated as a hedging instrument the gain or loss is recognized in income in the period of change. SFAS No 133 is effective for all fiscal quarters of fiscal years beginning after June 15,2000.

Historically the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly the Company does not expect the adoption of the new standard on January 1, 2001 to affect its financial statements.

In October 1998, Statement of Financial Accounting Standards No 134, Accounting for Mortgage Backed Securities Retained After the Securitization of Mortgage loans Held for Sale by a Mortgage Banking Enterprise. "(SFAS 134) is effective for financial statements with fiscal years beginning after December 15, 1998. (SFAS 134 amends SFAS No 65. "Accounting for Certain Mortgage Banking Activities" which establishes accounting and reporting standards for certain activities of mortagage banking enterprises and other enterprises that condut operations which are substantially similar to the primary operations of a mortgage banking enterprise. The Company does nto expect adoption of SFAS 134 to have material effect, if any, on its consolidated position or results of operations.

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

Industry Trends
We believe that the growth rate of personal computer components that we distribute has declined and may remain below the growth rate from prior years for the foreseeable future. As a result, we could experience decreased demand for our products and increased competition. This decline in the growth rate could adversely affect our largest business.

Competition

All of the businesses that we expect to be engaged in during the next year are extremely competitive and are dominated by well funded, internationally known, major competitors. (See, "Item 1. Business", above for a description of the competition each of our operations will face.) In each of the markets that we will operate, including the computer products wholesale business, the Internet computer retail business, and the on-line securities broker-dealer businesses, we will be either new businesses or minor parties. As a result, we will be subject to all of the risks associated with small companies competing against large, well-established companies.

New Operations

During most of our prior history, we have been primarily engaged in the wholesale distribution of certain computer parts and products. During the last fiscal year, we have started three new businesses, two of which we will retain and operate (the third business we recently sold). Both of these new businesses represents a material deviation of our prior experience. In particular, we have no experience in the securities brokerage business. Although we have attempted to hire personnel that has the requisite experience, we will still be subject to all of the risks and problems associated with start-up businesses, including lack of adequate funding, no name recognition, extreme competition, and the high costs of entering a new business. As a result, there is no history by which our expected future performance in these businesses can be measured.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. We are exposed to minimal market risks. Sensitivity of results of operaions to these risks is managed by entering into long term debt obligations with appropriate price and term characteristics. We do not hold or issue derivative, derivative commodity instruments or other financial instuments for trading ppurposes.

We are exposed to interest rate risk, as additional financing is periodically need due to the capital expenditures associated with establishing and expanding our operations. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the company has secured on its current debt. Additionally, the Company is exposed to interest rate risk on amounts borrowed against its credit facilities at September 30, 1999 as the rates charged by lenders adjusts on the basis of the lenders prime rate.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements and the reports thereon and notes thereto, which are attached hereto beginning at page F-1, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.None.

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

                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K.
(a)(1)  Financial Statements:


Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of September 30, 1998
and 1999
Consolidated Statements of Operations
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Summary of Accounting Policies
Notes to Consolidated Financial Statements
(a)(2)  Schedules:
(a)(3)  Exhibits

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


        For the Years Ended September 30, 1997, 1998 and 1999



                     _______________________






         Report of Independent Certified Public Accountants



The Shareholders of
PCC Group, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of PCC Group, Inc. (a California corporation) and subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. We have also audited the schedule listed in Item 14(a)(2) of this Form 10-k. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCC Group, Inc. and subsidiaries as of September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



							BDO SEIDMAN, LLP





Los Angeles, California
December 10, 1999


                 PCC GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS



                                                      September 30,
                                                   1998          1999

Assets (Note 5)

Current assets:
Cash and cash equivalents                       $2,466,580    $ 817,367
Accounts receivable, less allowances for
doubtful accounts of $143,359
and $208,188                                     3,872,253    1,317,835
Receivables from related parties (Note 6)        1,548,372    1,684,905
Notes receivable - related parties (Note 6)        867,009      125,000
Inventory, less provision for obsolescence
of $276,484 and $67,032                            703,051    1,063,355
Prepaids and other current assets                  273,967      185,071
Advances to vendors (Note 12)                    3,034,254      643,309

Total current assets                            12,765,486    5,836,842


Property and equipment, net (Note 2)               126,567      264,245
Notes receivable , less allowances for
possible losses of $0 and $522,000
(Note 1)                                         1,872,944    1,572,944
Other assets                                         9,363      124,906

Total assets                                   $14,774,360   $7,798,937



Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                               $ 5,266,736   $1,561,668
Accounts payable - related parties                 648,777      394,592
Accrued liabilities                                138,533      102,811
Lines of credit (Note 5)                         3,300,000      200,000
Current portion of long-term debt (Note 5)              -       400,000

Total current liabilities                        9,354,046    2,659,071

Long-term debt less
current portion (Note 5)                            35,445      714,405

Total liabilities                                9,389,491    3,373,476

Commitments  and contingencies (Notes 1 and
4)

Shareholders' equity (Notes 6, 8, 9 and 10):

Non-convertible, cumulative, Series A
preferred stock ($2,120,000 liquidation
preference in 1998) redeemed and retired in
1999                                             1,200,000           -

Convertible, cumulative, preferred stock
($795,000 liquidation preference in 1999) -
$1,000 stated value, 1,600 shares
authorized, 750 issued and outstanding                  -         750,000

Non-convertible, cumulative, Series C
preferred stock ($1,063,866 liquidation
preference in 1999) - $1,053 stated value
1,000 shares authorized, issued and
outstanding                                             -       1,053,333

Common stock, $.01 stated value; shares
authorized - 10,000,000; shares issued and
outstanding - 2,705,339 and 3,005,339               27,053         30,053
Additional paid-in capital                       1,721,313      3,088,365
Retained earnings (accumulated deficit)          2,497,327       (391,482)
Treasury stock, 76,500 and 87,750 shares at
cost                                               (60,824)      (104,808)

Total shareholders' equity                       5,384,869      4,425,461

Total liabilities and shareholders' equity     $14,774,360    $ 7,798,937


See accompanying summary of accounting policies and notes to consolidated financial statements.


                 PCC GROUP, INC. AN DSUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS


                                           Year ended September 30,
                                       1997         1998          1999

Net sales (Notes 6 and 11):         $63,643,054  $79,728,294  $69,561,525

Cost of sales (Note 6)               60,823,433   76,032,955   67,285,726

Gross profit                          2,819,621    3,695,339    2,275,799

Selling, general and
administrative expenses               2,413,986    2,096,711    4,116,303

Income (loss) from operations           405,635    1,598,628   (1,840,504)

Other income (expense):
Interest expense, net                   (42,259)    (184,715)     (22,039)
Gain on sale of stock portfolio
(Note 6)                                     -            -       382,991
Service Income (Note 6)                      -            -       240,776
Loss on sale of investments             (13,306)    (557,438)          -
Loss on sale of investment in
and advances to
joint venture (Note 1)                       -      (300,730)          -
Provision for possible losses on
notes receivable
	  (Note 1)                                  -             -     (522,000)
Other - net                              15,305       30,300      126,704

                                        (40,260)  (1,012,583)     206,432

Income (loss) before income taxes       365,375      586,045   (1,634,072)

Income taxes (Note 3)                   (15,000)    (181,964)      (3,200)

Net income (loss)                       350,375      404,081   (1,637,272)

Dividends applicable to preferred
stock                                  (160,000)    (160,000)    (188,867)

Deemed dividends on preferred
stock (Note 8)                               -            -      (198,204)

Net income (loss) applicable to
common shares                        $ 190,375     $ 244,081  $(2,024,343)

Basic income (loss) per common
share                                   $ 0.07        $ 0.10      $(0.73)

Basic weighted average number of
common shares outstanding            2,566,144     2,563,017    2,759,002

Diluted income (loss) per common
share                                   $0.07         $ 0.08      $(0.73)

Diluted weighted average number
of common shares outstanding       2,829,423       2,910,985   2,759,002


See accompanying summary of accounting policies and notes to consolidated financial statements.

                   PCC GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
            FOR THE YEARS ENDED SEPTEMBER 30,1997,198,AND 1999


                          Preferred Stock    Common Stock    Treasury Stock
                         Shares      Amount  Shares    Amount Shares   Amount
Balance, October 1, 1996 250,000  $1,200,000 2,528,117 $25,281   -     $  -

Issuance of common stock
(Note 8)                      -           -     51,222    512    -        -
Purchase of treasury
stock (Note 9)                -           -     68,500    685 99,000 (146,945)
Net income                    -           -         -      -     -         -

Balance, Sept30, 1997    250,000  1,200,000  2,647,839 26,478 99,000 (146,945)

Exercise of stock
options (Note 10)             -          -      57,500    575     -         -
Re-issuance of treasury
stock (Note 9)                -          -           -     - (25,000)  93,750
Purchase of treasury
stock (Note 9)                -          -           -     -   2,500   (7,629)
Net income                    -          -           -     -      -        -

Balance, Sept30, 1998    250,000  1,200,000   2,705,339 27,053 76,500 (60,824)
Issuance of preferred
stock (Note 8)               750    750,000          -      -      -       -
Deemed dividends on
preferred stock (Note 8)      -          -           -      -      -       -
Redemption of Series A
preferred stock(Note 8) (250,000)(1,200,000)         -      -      -       -
Dividends on Series A
preferredstock (Note 8)       -         -            -      -      -       -
Issuance of Series C
preferred stock(Note 8)   1,000  1,053,333           -      -      -       -
Issuance of common
stock (Note 8)                -         -      209,000   2,090     -       -
Exercise of stock options
(Note 10)                     -         -       91,000     910     -       -
Purchase of treasury stock
(Note 9)                      -         -           -       -  11,250 (43,984)
Net income (loss)             -         -           -       -      -        -

Balance, Sept. 30, 1999  1,750 $1,803,333  3,005,339 $30,053 87,750 $(104,808) $



                  PCC GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30,1997,1998, AND 1999
                          (continued)

                                                      Retained
                            Additional              Earnings
                            Paid in       Stock     (Accumulated
                            Capital    Subscription  Deficit)    Total
Balance October 1,1996   $1,347,085      230,500   $1.742,871  $4,545,737

Issuance of common
stock(Note 8)               229,988     (230,500)          -            -
Purchase of treasury
stock (Note 9)               33,565          -             -     (112,695)
Net Income                      -            -        350,375     350,375

Balance Sept. 30,1997     1,610,638          -      2,093,246   4,783,417

Exercise of stock
options(Note 10)            110,675          -             -      111,250
Re-issuance of treasury
stock(Note 9)                   -            -             -       93,750
Purchase of treasury
stock (Note 9)                  -            -             -       (7,629)
Net Income                      -            -        404,081     404,081

Balance Sept.  30,1998   1,721,313           -      2,497,327    5,384,869

Issuance of preferred
stock (Note 8)                 -             -             -       750,000
Deemed dividends on
preferred stock(Note 8)    198,204           -       (198,204)          -
Redemption of Series A
preferred stock(Note 8)        -             -             -     (1,200,000)
Dividends on Series A
preferred stock(Note 8)        -             -      (1,053,333)  (1,053,333)
Issuance of Series C
preferred stock(Note 8)        -             -             -      1,053,333
Issuance of common
stock (Note 10)            918,364           -             -        920,454
Exercise of stock
options (Note 10)          250,484           -             -        251,394
Purchase of treasury
stock (Note 9)                 -             -             -        (43,984)
Net Income                     -             -       (1,637,272) (1,637,272)

Balance Sept. 30, 1999  3,3088,365           -         (391,482)  4,425,461


See accompanying summary of accounting policies and notes to consolidated financial statements.



                   PCC GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Year ended September 30,
                                      1997          1998           1999
Cash flows from operating
activities:
Net income (loss)                   $350,375      $404,081      $(1,637,272)
Adjustments to reconcile net
income (loss) to net cash
provided by (used in) operating
activities:
Depreciation and amortization        113,407        46,621           46,732
Provision for bad debts              152,115       159,220          642,981
Interest earned on notes
receivable                                -             -          (222,000)
Gain on sale of fixed assets              -         (7,949)               -
Gain on sale of equipment                 -             -            (2,000)
Loss on sale of investments          13,306        557,438                -
Loss on sale of investment in
joint venture                             -        300,730                -
Stock issued for services rendered        -             -           124,430
Net loss on settlement of
litigation                                -             -           693,550
Gain on sale of stock portfolio           -             -          (382,991)
Increase (decrease) from changes in:
Purchases of investments held
for trading                      (12,015,949)  (32,437,411)               -
Proceeds on sales of investments
held for trading                  11,991,527    30,618,220                -
Accounts receivable               (2,238,154)      (71,900)       2,433,437
Receivable from related parties      208,628    (1,180,718)        (136,533)
Inventory                            322,574        31,622         (360,304)
Prepaids and other assets            (92,045)       63,854           60,353
Advances to vendors                       -     (3,034,254)       2,390,945
Accounts payable and accrued
liabilities                        1,898,759     1,763,714       (3,994,975)
Income taxes payable                   2,050            -                -

Net cash provided by (used in)
operating activities                 706,593    (2,786,732)        (343,647)

Cash flows from investing
activities:
Capital expenditures                 (67,810)      (79,033)        (186,261)
Loans to related parties                  -             -          (125,000)
Proceeds on sale of fixed assets          -         13,500            3,851
Principal payments received from
notes receivable -
related parties                           -        100,000        1,250,000
Net advances to joint venture             -       (100,000)              -
Capital contributions/advances to
joint venture                         (9,119)       (3,408)              -

Net cash provided by (used in)
investing activities                 (76,929)      (68,941)         942,590

Cash flows from financing
activities:

Line of credit- borrowing         1,400,500     14,920,000       20,180,000
Line of credit - repayments      (1,260,500)   (11,760,000)     (23,280,000)
Proceeds from common stock
issuance                                 -         111,250          366,868
Redemption Series A preferred
stock                                    -              -        (1,200,000)
Proceeds from preferred stock
issuance                                 -              -           750,000
Change in margin liability         (123,797)       983,711               -
Principal payments on long-term
debt                                 (1,413)        (5,681)         (40,638)
Borrowing of long-term debt          17,791         23,333        1,019,598
Purchase of treasury stock         (112,695)        (7,629)         (43,984)

Net cash provided by (used in)
financing activities                (80,114)     4,264,984       (2,248,156)

Net increase (decrease) in cash
and cash equivalents                549,550      1,409,311       (1,649,213)

Cash and cash equivalents,
beginning of year                   507,719      1,057,269       2,466,580

Cash and cash equivalents,
end of year                    $  1,057,269    $ 2,466,580     $   817,367



Supplemental disclosure information:

Cash paid during the year for:
Interest                       $     19,512    $   198,702    $   245,540
Income taxes                   $     12,950    $   106,000    $    55,800


Supplemental disclosure of non-cash activities:


During fiscal 1999, in conjunction with the Company's redemption of its Series A preferred stock, the Company converted $1,053,333 of cumulative unpaid dividends payable into 1,000 shares of Series C preferred stock (Note 8). In addition, the Company settled the case filed against the tire recycling inventor and recorded a note payable in the amount of $100,000 (see Notes 1 and 5). Lastly, the Company recorded deemed dividends relating to its 8% Convertible Preferred Stock (Note 8).

During fiscal 1998, the Company sold its investment in and advances to a joint venture (Note 1). In addition, the Company sold its securities and other negotiable assets (Note 6) and re-issued treasury stock to a financial advisor (Note 10). As a result, the following non-cash transactions occurred:

Increase (decrease) in assets and (increase) decrease in liabilities from:


Sale of investment:
Investment in and advances to joint venture           $ (2,807,007)
Notes receivable                                         1,872,944
Deferred gain                                              933,063
Accounts receivable                                          1,000

Sale of securities:
Securities and other negotiable assets                  (2,278,378)
Notes receivable - related parties                         867,009
Stock margin liability                                   1,411,369

Treasury stock re-issuance:
Prepaid assets                                              93,750

During fiscal 1997, the Company had no non-cash transactions.



See accompanying summary of accounting policies and notes to consolidated financial statements.


               PCC GROUP, INC. AND SUBSIDIARIES
               SUMMARY OF ACCOUNTING POLOCIES

 ORGANIZATION

PCC Group, Inc., a California corporation, and subsidiaries (the "Company") are primarily engaged in the wholesale and retail distribution of microcomputer products and components. Products include add-on boards, CD-ROM drives, hard disk drives,
monitors, sound cards and keyboards.  The retail operations of the Company are conducted by a wholly-owned subsidiary, Computer
Discount Center, at 123CDC.com over the Internet.  The Company has also established a division and a subsidiary in non-computer sales industries.  Auto Discount Center, is engaged in retail sales operations for pre-owned and new automobiles over the
Internet at 123ADC.com. The Company has also formed Executive Trading systems, a division that develops, distributes and supports hardware and software solutions for the online trading and brokerage industries. Through the Executive Trading Systems Division, the company formed a wholly owned subsidiary ExecuTrade, Inc. a start-up broker/dealer registered with the NASD and SIPC for the purpose of offering clients
internet based investing.   In 1997, the Company entered into a joint
venture to focus on the development and commercialization of certain environment-related products was to be marketed principally in the Pacific Rim markets. The investment in this joint venture was disposed of during fiscal 1998. (See Note 1.) The Company is located in
California and has three wholly-owned subsidiaries. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

The Company recognizes revenue when the risk of loss for the product sold passes to the customer which is generally when goods are shipped.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company grants uncollateralized credit to its customers who are located in various geographical areas. The Company maintains its cash accounts in high-quality financial institutions. At September 30, 1998 and 1999, the Company had bank balances, including cash, cash equivalents and short-term investments, of approximately $2,466,580 and $817,367, which exceeded federally insured limits.

INVENTORY

Inventory consist principally of microcomputer component parts and is stated at the lower of weighted average cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over an estimated useful life of three to five years.

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

INVESTMENT IN JOINT VENTURE

The investment in joint venture was accounted for on the equity method of accounting. This investment has not been consolidated into these financial statements due to significant doubt about the Company's ability to control the joint venture since the tire recycling plant is in China and is subject to close government supervision. (See Note 1.)


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, trade accounts receivable, notes receivable, trade accounts payable and accrued payable are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's credit facilities approximate fair value because the interest rates on these instruments are subject to change to market interest rates. Other long-term notes receivable approximate fair value because the interest rate was market at the date of issuance. The fair value of the Company's related party receivables cannot be determined due to the nature of transaction.

INVESTMENTS

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" expands the use of fair value accounting but retains the use of amortized cost for those debt securities where there is a positive intent and ability to hold such debt securities to maturity. The Company classified its investments in debt and equity securities as trading securities. The Company's trading securities are reported at their estimated fair value with unrealized gains and losses recognized in earnings. The Company recognized gains (losses) on sale of trading investments of $(13,306), $(557,438) and $0 for the years ended September 30, 1997, 1998 and 1999.

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

 ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Among the more significant estimates included in these financial statements are the provision for doubtful accounts receivable, provision for slow moving inventory, and the deferred income tax asset allowance. Actual results could differ from those estimates.

RECLASSIFICATION

Certain reclassifications have been made to conform the prior year's with the current year's presentation.

NEW ACCOUNTING STANDARDS NOT ADOPTED YET
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS No 133)". SFAS No 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to matche the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liabilit that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument the gain or loss is recognized in income in the period of change. SFAS No 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.



In October 1998, Statement of Financial Accounting Standards No. 134, " Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale By a Mortgage Banking Enterprise," ("SFAS 134") is effective for financial statements with fiscal years beginning after December 15, 1998. SFAS 134 amends SFAS No. 65. "Accounting for Certain Mortgage Banking Activities" which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations which are substantially similar to the primary operations of a mortgage banking enterprise. The Company does not expect adoption of SFAS 134 to have material effect, if any, on its consolidated financial position or results of operations.







 NOTE 1 - INVESTMENT IN AND ADVANCES TO JOINT
VENTURES

Dalian Green Resources Joint Venture

The Company entered into a joint venture agreement ("Agreement") with a corporation in Dalian, China, to build a facility which recycles tires by utilizing innovative technology and converts the tires into saleable solids, liquids and gases. Under the Agreement, the Company has agreed to purchase up to 55% of the equity of Dalian Green Resources Corporation ("DGR") for $1,960,000 and the contribution by the Company of tire recycling technology. Through September 30, 1998, the joint venture had no operations and the Company had contributed tire recycling technology and made cash equity contributions of $1,550,000.
Under the terms of the Agreement, the owners of DGR will share in the profits of the venture according to their relative equity ownership. During the years ended September 30, 1997, 1998 and 1999, the Company made no equity contributions.

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

The Company also entered into an agreement with DGR to purchase equipment on DGR's behalf for the tire recycling plant. The Company acquired and resold this equipment to DGR during fiscal
1995 and 1996.   The Company recognized a gain on the sale to the
extent of their nonownership interest (45%) in DGR and any cash received from DGR. A gain of $135,000, was recognized during the year ended September 30, 1996. The Company also had a deferred gain of $933,063 and unrecognized gain of $1,827,056 stated on the consolidated balance sheet as of September 30, 1997.

              PCC GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES (Continued)

On September 29, 1998, the Company sold American Tire Collection
(ATC), a wholly owned subsidiary, and its investment in and advances to Dalian Green Resource Co. Ltd. (Dalian) (collectively "the Purchased Assets") to a third party in exchange for a three year, $3,700,000 secured convertible promissory note (the Note). The Note is secured by a first priority lien on all of the assets of ATC, including the Purchased Assets. The Note bears interest at 6% per annum and is convertible, at the option of the Company, into 70% of the equity interest of ATC any time during these three years. As a result of the sale, the Company wrote-off $300,730 of deferred start-up costs. The gain on sale of $1,827,056 was deferred and will be recognized on the installment method as the
Note is collected.

As of September 30, 1999, Dalian Green Resource Co. Ltd. has not received its license to operate from the Chinese government. The Company believes that the obtaining of this license is neither probable nor remote, but reasonably possible. As such, due to conservatism, the Company has established an allowance against this receivable in the amount of $522,000. During 1999, the Company recorded $222,000 of accrued interest on this note, and set up an equal amount of allowance for possible loss. Note receivable as of September 30, 1998 and 1999 is as follows:



                                            September 30,
                                        1998             1999

Note receivable                     $3,700,000      $3,700,000
Accrued Interest                            -          222,000
Unrecognized gain                   (1,827,056)     (1,827,056)
Allowance for possible loss                 -         (522,000)

Net                                 $1,872,944      $1,572,944




 NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                             September 30,
                                           1998           1999

Furniture, fixtures and equipment       $ 613,630     $ 450,879
Software                                  130,207       243,206
Vehicles                                  118,888       125,813
Leasehold improvements                      6,900        11,281

                                          869,625       831,179

Accumulated depreciation and
amortization                             (743,058)     (566,934)

Property and equipment, net             $ 126,567      $264,245


NOTE 3 - INCOME TAXES

Income taxes are as follows:

                                       Years ended September 30,
                                    1997        1998           1999

Current tax expense:
Federal                         $    -      $ 33,649     $        -
State                             15,000     148,315          3,200

                                $15,000     $181,964     $    3,200


The components of the net deferred tax asset are as follows:


                                            September 30,
                                         1998            1999

Deferred tax asset                   $ 1,026,765    $ 1,703,781
Valuation allowance                   (1,026,765)    (1,703,781)

                                     $        -     $        -



NOTE 3 - INCOME TAXES (Continued)

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the net deferred tax asset, and their approximate tax effects, are as follows:



                                             September 30,
                                           1998           1999

Inventory and bad debt reserves         $  197,117    $   317,568
State taxes                                 50,427              -
Shareholder's salary accrual                23,901          7,968
Capital loss carryforwards                 227,138        227,138
Net operating loss carryforwards           528,034      1,151,107
Other                                          148             -
Valuation allowance                     (1,026,765)    (1,703,781)

                                        $       -     $        -


Management is unable to determine whether realization of the net deferred tax asset is more likely than not and accordingly a 100% valuation allowance has been established.

The difference between the effective tax rate and that computed under the federal statutory rate is as follows:



                                             Years ended September 30,
                                            1997       1998         1999
Federal statutory rate                       34%        34%         34%
Change in valuation allowance               (34)       (15)        (42)
State taxes, net of federal benefit           4         24           -
Effect of lower AMT rate                      -        (14)          -
Permanent differences                         -          2           8

                                              4%        31%          -%

During fiscal 1998, the Company utilized $1,593,229 of the net operating loss carryforward.

As of September 30, 1999, for federal income tax purposes, the Company had approximately $3,200,000 of federal income tax net operating loss carryforwards expiring through 2019 and approximately $800,000 of state net operating loss carryforwards expiring through 2004. In addition, the Company has approximately $600,000 and $300,000 of capital loss carryforwards for federal and state purposes. The annual utilization of the net operating loss carryforward may be limited due to the provisions of Internal Revenue Code section 382 and subsequent stock ownership changes by the Company.



NOTE 4 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases a building and equipment under noncancelable operating leases expiring at various dates through 2001. Future minimum rental payments required under operating leases that have an initial or a remaining noncancelable lease term in excess of one year at September 30, 1999 are as follows:

Year ending
September 30,                                    Amount

2000                                           $ 134,360
2001                                             113,274
2002                                             111,225
2003                                              67,860

                                               $ 426,719


Rental expense for the years ended September 30, 1997, 1998 and 1999 was approximately $104,950, $90,640 and $119,859.

Economic Dependency

A majority of the Company's fiscal 1997, 1998 and 1999 sales were derived from products supplied by one vendor. While the Company believes that alternative sources of supply exist, the loss of the right to distribute products from this vendor might materially and adversely impact its operations.

Lawsuits

The Company is, from time to time, involved in various lawsuits generally incidental to its business operations, consisting primarily of collection actions and vendor disputes. In the opinion of management, the ultimate resolution of these matters, if any, will not have a significant effect on the financial position, operations or cash flows of the Company.

NOTE 5 - DEBT

The Company has three lines of credit agreements expiring through March 31, 2000, which provide for borrowings of up to $8,500,000 and are collateralized by substantially all of the Company's assets. One line is for $2 million dollars and is used to issue and finance letters of credit.The balance outstanding under these lines of credit at September 30, 1998 and 1999 was $3,300,000 and $200,000. The borrowings under these agreements bear interest at the prime rate (8.25% at September 30, 1999) plus 1% to 1.25%. The terms of the line of credit agreements contain, among other provisions, requirements for maintaining defined levels of working capital, tangible net worth, annual capital expenditures and a debt-to-equity ratio. The Company was not in compliance with the financial covenants contained in the line of credit agreements at September 30, 1999, however the company has recieved a letter from the lender waiving those requirements for the fiscal year ending September 30, 1999.


NOTE 5 - DEBT (Continued)

During September 1997, December 1997 and October 1998, the Company entered into three equipment loans maturing through 2002, 2001 and 2002. These loans bear interest of 8.9%, 9.7% and 2.9%, and are collateralized by certain equipment.

During February 1999, the Company borrowed $1,000,000 from its principal lender. Principal payments of $27,778 are paid monthly and mature through August 2002. The borrowings under this note bear a variable interest rate equal to the prime rate (8.25% at September 30, 1999).

In June 1999, in conjunction with the settlement of litigation with a former employee, the Company issued a promissory note in the amount of $100,000. This note bears interest at 6%, is payable in two annual installments of $50,000, and matures in June 2001.

Principal aggregate amounts of notes payable are as follows:

Year ending
September 30,                                    Amount

2000                                           $ 400,000
2001                                             380,894
2002                                             333,511

                                             $ 1,114,405


NOTE 6 - RELATED-PARTY TRANSACTIONS

The Company conducts business with certain companies that are owned wholly or in part by certain shareholders of the Company.
On the accompanying consolidated balance sheets, receivables from related parties consist of trade accounts receivable of $1,494,355 and $279,059 as of September 30, 1998 and 1999.

Included in the accompanying consolidated statements of operations are sales to related parties of $2,744,229, $2,693,628 and $2,568,640 for the years ended September 30, 1997, 1998, and 1999 and purchases from related parties of $179,302, $2,182,756 and $398,638 for the years ended September 30, 1997, 1998 and 1999.
In addition the Company has outstanding n trade receivables with related parties, as of September 30, 1998 and 1999 of $54,017 and $179,017. Consulting fees of $300,000 were paid to a related party during fiscal 1997, for administrating and designing the technology of the tire recycling plant.


NOTE 6 - RELATED-PARTY TRANSACTIONS (Continued)

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

During June 1998, the Company sold its entire portfolio of securities and other negotiable assets to a related party (the Seller) in exchange for a one year, $1,250,000 secured promissory note (the Note). The Note is secured by the transferred securities and 250,000 shares of the Company's Series A preferred stock owned by the Seller. The Note bears interest of 8.5% and is payable quarterly. The amount of the note exceeded the fair value of the securities by $382,991 on the transaction date. The Company recorded a deferred gain to be recognized as the Note was collected. The Note receivable as of September 30, 1998 was as follows:



                                          September 30,1998

Note receivable                              $ 1,250,000
Deferred gain                                   (382,991)

Net                                          $   867,009


During fiscal 1999, the balance on this note receivable was collected and the Company recorded a gain of $382,991.

During fiscal 1998, the Company entered into an agreement with a related party (the Party) in which the Company would acquire certain customized equipment on behalf of the Party. As of September 30, 1999 the Company had a receivable due from the Party of $1,351,828. The balance is net of deferred income of $72,000. In the course of providing services under this agreement, the Company recorded a service income of $240,776 during fiscal 1999.

During fiscal 1999, the Company redeemed all of its outstanding
Series A preferred stock held by a related party for $1,200,000
(see Note 8).


NOTE 7 - EARNINGS PER SHARE

The components of basic and diluted earning per share were as follows:

                                      Year Ended September 30,
                                   1997        1998         1999

Numerator
Net income (loss)               $ 350,375    $ 404,081   $ (1,637,272)
Preferred stock dividends        (160,000)    (160,000)      (188,867)
Deemed dividend on
preferred stock (Note 8)               -            -        (198,204)

Income (loss) available for
common stockholders              190,375       244,081     (2,024,343)


Denominator
Weighted average number of
common shares outstanding
during the period              2,566,144     2,563,017     2,759,002
Add:  Assumed exercise of
outstandingstock options         263,279       347,968           **

Common stock and common
stock equivalents used for
diluted EPS                 $ 2,829,423    $ 2,910,985  $ 2,759,002

Per share amounts
Basic earnings per share          $0.07          $0.10     $ (0.73)

Diluted earnings per share        $0.07          $0.08     $ (0.73)

** The effect of outstanding stock options is not included as the result would be anti-dilutive.

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

On December 31, 1992, in order to more accurately reflect the financial condition of the Company and to provide a more appealing situation to potential equity investors, the Company issued 250,000 shares of a new series of preferred stock, designated New Series A preferred stock in exchange for the 250,000 shares of outstanding Series A preferred stock. The non-voting, non-convertible New Series A preferred stock accumulates dividends at the rate of $0.64 per share per year. No dividends were declared during fiscal 1997 or 1998.

NOTE 8 - PREFERRED AND COMMON STOCK (Continued)

During fiscal 1999 the Company redeemed all of its outstanding Series A preferred stock for $1,200,000. In conjunction with the redemption, the cumulative unpaid dividends in arrears totaling $1,053,333 were converted into 1,000 shares of a new series of preferred stock, designated Series C preferred stock. The stated value of this new stock is $1,053 per share and accumulates dividends at a rate of 6% per annum. The non-voting, non-convertible Series C preferred stock was given a liquidation preference value and a redemption price of $1,000 per share ($1,053,333 total liquidation preference) plus cumulative unpaid dividends which totaled $10,533 at September 30, 1999. The Series C preferred stock is redeemable, at the Company's option, at any time.

During fiscal 1999, the Company's Board of Directors established and designated 1,600 shares of convertible preferred stock, 8% Convertible Preferred Stock. The Company issued 750 shares of
the newly designated stock.   The stated value of this new stock
is $1,000 per share and accumulates dividends at a rate of 8% per annum. The preferred shares are convertible into common shares at a conversion price equal to the lower of the (a) average of the three lowest sales prices as reported by Nasdaq for the 22 consecutive trading days immediately preceding the conversion date; and (b) 125% of the lowest closing sales price of a share of common stock reported on Nasdaq on the date a future registration statement becomes effective. The preferred stock was given a liquidation preference value of $1,000 per share ($750,000 total liquidation preference) plus cumulative unpaid dividends which totaled $45,000 at September 30, 1999. The preferred stock is redeemable, at the Company's option, at 120% of the stated value of the shares to be redeemed plus any accrued and unpaid dividends, at any time.

The Company recorded deemed dividends of $198,204 during the year ended September 30, 1999 with respect to the 8% Convertible Preferred Stock. This amount represents the difference between the liquidation value of the preferred stock and the estimated market value of the common shares issuable upon conversion as of the issue date of the preferred shares.
In conjunction with the 8 % Convertable Preferred Stock issuance, The Company issued warrants, with an estimated value of $503,283, to certain investment advisors as payment rendered. (Note 11).

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

During fiscal year 1998, the Company issued 57,500 shares of common stock upon the exercise of various stock options and warrants at prices ranging from $1.50 to $2.50, and received proceeds of $111,250.



NOTE 8 - PREFERRED AND COMMON STOCK (Continued)

During fiscal year 1999, the Company issued 21,000 unregistered shares to foreign investors pursuant to Regulation S under the Securities the Act of 1933 at $5.50 per share. In addition, the Company issued 91,000 shares of common stock upon the exercise of various stock options and warrants at prices ranging from $2.00 - $3.50. In fiscal 1999, the Company settled the case filed against the tire recycling technology inventor (see
Note 1). Pursuant to the settlement of the lawsuit, the Company issued 162,500 shares of common stock to this inventor. The value of the shares issued, $680,550, was charged in Selling, General, and Administrative expenses. The Company issued 25,500 shares as consideration for consulting and legal services rendered.

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

During fiscal 1998, the Company repurchased 2,500 shares of treasury stock at an average per share cost of $3.05. In addition, the Company re-issued 25,000 shares to a financial advisor as compensation for future services to be performed and recorded prepaid consulting fees of $93,750.

During fiscal 1999, the Company repurchased 11,250 shares of treasury stock at an average per share cost $3.91. The Company has 87,750 shares of treasury stock.

NOTE 10 - STOCK OPTIONS AND WARRANTS

The Company provides a non qualified stock option plan and an incentive stock option plan for its employees, officers and directors.

The nonqualified stock option plan authorizes the granting of options to purchase up to an aggregate maximum of 500,000 shares of common stock, with an exercise price at least equal to the fair market value of the shares at the date of grant, to designated employees, executive officers and directors of the Company. The stock option term is for a period of ten years from the date of grant or such shorter period as is determined by the Board of Directors. Each stock option may provide that it is exercisable in full or in cumulative or noncumulative installments, and each stock option is exercisable from the date of grant or any later date specified therein, all as determined by the Board of Directors. This plan terminates in the year 2002. To date 302,300 shares of stock options were issued to employees, officers and directors under the non qualified stock option plan. During fiscal year 1997, 20,000 shares of stock options were granted to one of the Company's directors. During fiscal 1999, 10,000 shares of stock options were granted to one of the Company's employees.


NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

The incentive stock option plan provides for the issuance of up to 250,000 shares of common stock to designated employees and executive officers of the Company, of which, 122,700 shares were granted to the Company's officers. During fiscal year 1998 and 1999, the Company did not issue additional stock options under the incentive stock option plan.

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



                                       Year ending September 30,
                                   1997         1998          1999

Net income (loss) attributable to
common stockholders:
As reported                      $ 190,375    $ 244,081   $(2,070,561)
Pro forma                           45,440      202,798        46,218

Diluted income (loss) per common
share
As reported                           .07          .08         (0.73)
Pro forma                             .02          .07         (0.75)

During March 1998, the Company entered into an Exclusive Financial Advisor/Investment Banker Agreement. In connection with this agreement, the Company issued warrants to purchase 300,000 shares of common stock with exercise prices ranging from $2.50 to $5.00 per share. Of the 300,000 stock warrants issued, 100,000 are immediately exerciseable and 200,000 are exerciseable upon certain performance objectives being met. None of the performance requirements were fulfilled during the year. The warrants expire one year following the grant date. The Company has not recorded any compensation expense in connection with the issuance of these warrants, as their value was not considered significant.

During October 1998, the Company reissued 75,000 warrants pursuant to the Exclusive Financial/Investment Banker Agreement detailed above. These warrants had previously been cancelled during the year ended September 30, 1998. The Company has not recorded any compensation expense in connection with the issuance of these warrants, as their value was not considered significant. During
February 1999, in conjunction with the Company's issuance of its 8% Convertible Preferred Stock, The Company granted 125,000 warrants to certain investment advisors as payment for services received in conjunction with this financing. The fair value of these warrants is $503,284. (Note 8).



NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

A summary of changes in stock options and warrants during each year is presented below:



                                  September 30,
                  1997               1998                  1999
                       Weighted            Weighted             Weighted
                       Average             Average              Average
                       Exercise            Exercise             Exercise
               Shares  Price     Shares    Price     Shares     Price
Options and
warrants
outstanding
at beginning
of year       395,000  $1.52   415,000   $ 1.54   575,000    $ 2.49


Options and
warrants
granted       20,000   2.00    300,000    3.81    210,000     6.34


Options and
warrants
cancelled        -       -    (82,500)    2.64    (229,000)   4.17

Options and
warrants
exercised        -      -     (57,500)    1.93     (91,000)   2.76

Options and
warrants at
end of year  415,000  $ 1.54  575,000   $ 2.49    465,000    $3.35

Options and
warrants
exercisable
at end of
year        292,300    1.47   252,300    1.56     465,000    3.35

Weighted-
average fair
value of
options and
warrants
granted
during the
year          $        3.10         $    .40           $    3.90



NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes information about the stock options and warrants outstanding at September 30, 1999.


                                                Options and
                Options and Warrants Outstanding  Warrants Exercisable
                            Weighted
               Number       Average      Weighted  Number      Weighted
               Outstanding  Remaining    Average  Exerciseable Average
                 at         Contractual  Exercise at           Exercise
Exercise Price 9/30/99      Life         Price    9/30/99      Price
$1.25 to
$1.50          315,000      0.91 years   $1.29    315,000      $1.29

$2.00 to
$3.00           25,000      2.83 years    2.20     25,000       2.20

$5.25 to
$10.52         125,000      1.92 years    8.76    125,000       8.76


$1.25 to
$10.52         465,000      1.28 years    $3.35   465,000      $3.35


Options and warrants exercisable at September 30, 1999 have an average exercise price of $3.35. The fair value of the stock options and warrants granted during 1998 and 1999 was $120,403 and $526,969, respectively, on the date of grant using the Black Scholes option-pricing model. The weighted-average assumptions used were as follows:



                                       Year ended September 30,
                                     1998               1999

Discount rate - bond yield rate        5%            4.95 - 5.39%

Volatility                           107.03%       117.94 - 127.68%

Expected life                        1 year           3.25 - 5.25 years


Expected dividend yield                  -                   -


NOTE 11 - SIGNIFICANT CUSTOMER

During fiscal 1999, 1998 and 1997, 17%, 16% and 25% of the
Company's net sales were generated from one customer.

NOTE 12 - ADVANCES TO VENDORS

During 1998, the Company entered into an agreement with a related party (the Party) in which the Company would acquire certain customized equipment on behalf of the Party. As of September 30, 1998 and September 30, 1999 the Company made advances to vendors in the amount of $3,034,254 and $643,309 to manufacture the equipment. The Company has received a letter of credit in the amount of $7 million from the related party. See Note 6 for relevant information.


               PCC GROUP, INC. AND SUBSIDIARIES
        SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED SEPTEMBER 30, 1997,1998, AND 1999



                                    Amount
                         Beginning  Charged                   Ending
Description              Balance    to Expense  Deductions    Balance

Allowance for doubtful
accounts:                                        $ 56,000  $ 730,000

Fiscal 1997           $ 99,000     $ 152,000     $216,000  $  35,000

Fiscal 1998           $ 35,000     $ 159,000     $ 51,000  $ 143,000

Fiscal 1999           $143,000     $ 643,000     $197,000  $ 589,000


Reserve for inventory
obsolescence:

Fiscal 1997           $371,000    $      -       $146,000  $ 225,000

Fiscal 1998           $225,000    $ 51,000       $      -  $ 276,000

Fiscal 1999           $276,000    $              $209,000  $  67,000