Form 10-K/A
period 1999-09-30
PCC GROUP INC
filed 2000-01-26
CIK 756972

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                       FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]
The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December
27, 1999 was approximately $9,540,516, based on the closing price reported by Nasdaq on such date. There were 2,917,589 shares of registrant's Common Stock outstanding on December 27, 1999. DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Registrant's Proxy Statement for its 1999
Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year, are incorporated herein by reference in Parts III of this Report.


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

During the fourth quarter of fiscal 1999, the Company settled the lawsuit with Mr. Flanigan. Pursuant to the terms of settlement, the Company paid Mr. Flanigan $150,000 at the closing, issued to Mr. Flanigan a secured promissory note having a principal balance of $100,000, and issued 162,500 shares of the Common Stock to Mr. Flanigan. The $100,000 promissory note bears interest at a rate of 6% per annum, and is payable in two equal annual installments of principal and interest. The
Company has the right to repurchase certain of the foregoing shares that it issued to Mr. Flanigan at the than current market value but not less then $4.1875 per share.

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

Liquidity and Capital Resources

As of September 30, 1999, the Company had working capital of $3,177,771 and a current ratio of 2.20 to 1. On September
30, 1998, the Company had working capital of $3,411,440 and a current ratio of 1.36 to 1. Historically the Company has primarily operated with internally generated cash flow and vendor lines of credit to fund its working capital requirements.
During the second quarter of fiscal 1999, the Company entered into a line of credit agreement with an institutional lender.
The credit facility provides the Company with both accounts receivable and inventory based borrowings of up to $6.5 million.
The $6,500,000 credit facility, which expires on March 31, 2000, is secured by a lien on all of the Company's personal property.
In addition to the foregoing credit facility, the Company has obtained a $1,000,000 term loan from its bank to fund the development expenses of the Company's new Computer Discount
Center e-commerce division. The term loan requires the Company to make monthly payments of principal and interest from September 1999 through August 2002, at which time the term loan matures. In addition to the foregoing two credit facilities, the Company has obtained a credit facility to fund its purchases of equipment under its existing equipment purchase contract with a Taiwanese company. This credit facility will not be available to the Company after the equipment purchases are completed. As of the date of this report, substantially all of the Company's obligations under the equipment purchase agreement had been completed, and the Company expects that the equipment purchase arrangement and the related bank credit facility will expire during the current fiscal quarter.In addition the company has a $2 million revolving line of credit.The line is to issue and finance letters of credit. The company is not in compliance with certain of the financial covenants required by its principal lender, howver the the company has received a letter from the lender waiving these covenants.


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

Net cash used in operating activities in 1999 was $343,647, as compared to $2,786,732 in 1998 mainly reflects the net effects of cash provided by accounts receivable. Provision for bad debts, issuance of stock for services rendered and lawsuit settlement, offset by an decrease in accounts payable, interest expense, a net operating loss.

Net cash provided by(used in) investing activities in 1999 was $942,590, as compared to ($68,941) in 1998, and principally shows principal payments received on notes receivable, offset by capital expenditures and advances to related parties.

Net cash provided by (used in) financing activities in 1999 was ($2,248,156) as compared to $4,264,984 in fiscal 1998. The decrease in cash from financing activities is principally due to repayment of the Company's credit facilities to finance its operations, and due to redeeming the Company's Series A preferred stock, offset by additional issuance of the Company's common stock, issuance of preferred stock, and additional long term borrowing.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PCC Group, Inc. and subsidiaries as of September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

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

Commitments  and contingencies (Notes 1 and
4)

Shareholders' equity (Notes 6, 8, 9 and 10):

Non-convertible, cumulative, Series A
preferred stock ($2,120,000 liquidation
preference in 1998) redeemed and retired in
1999                                             1,200,000           -

Convertible, cumulative, preferred stock
($795,000 liquidation preference in 1999) -
$1,000 stated value, 1,600 shares
authorized, 750 issued and outstanding                  -         750,000

Non-convertible, cumulative, Series C
preferred stock ($1,063,866 liquidation
preference in 1999) - $1,053 stated value
1,000 shares authorized, issued and
outstanding                                             -       1,053,333

Common stock, $.01 stated value; shares
authorized - 10,000,000; 2,705,339 shares
issued and 2,628,839 outstanding at September
30.1998, 3,005,339 issued and 2,917,589
outstanding at September 30,1999                    27,053         30,053
Additional paid-in capital                       1,721,313      3,088,365
Retained earnings (accumulated deficit)          2,497,327       (391,482)
Treasury stock, 76,500 and 87,750 shares at
cost                                               (60,824)      (104,808)

Total shareholders' equity                       5,384,869      4,425,461

Total liabilities and shareholders' equity     $14,774,360    $ 7,798,937


See accompanying summary of accounting policies and notes to consolidated financial statements.


                 PCC GROUP, INC. AN DSUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS


                                           Year ended September 30,
                                       1997         1998          1999

Net sales (Notes 6 and 11):         $63,643,054  $79,728,294  $69,561,525

Cost of sales (Note 6)               60,823,433   76,032,955   67,285,726

Gross profit                          2,819,621    3,695,339    2,275,799

Selling, general and
administrative expenses               2,413,986    2,096,711    4,116,303

Income (loss) from operations           405,635    1,598,628   (1,840,504)

Other income (expense):
Interest expense, net                   (42,259)    (184,715)     (22,039)
Gain on sale of stock portfolio
(Note 6)                                     -            -       382,991
Service income on equipment
puchasing activity (Note 6)                  -            -       240,776
Loss on sale of investments             (13,306)    (557,438)          -
Loss on sale of investment in
and advances to
joint venture (Note 1)                       -      (300,730)          -
Provision for possible losses on
notes receivable
	  (Note 1)                                  -             -     (522,000)
Other - net                              15,305       30,300      126,704

                                        (40,260)  (1,012,583)     206,432

Income (loss) before income taxes       365,375      586,045   (1,634,072)

Income taxes (Note 3)                   (15,000)    (181,964)      (3,200)

Net income (loss)                       350,375      404,081   (1,637,272)

Dividends applicable to preferred
stock                                  (160,000)    (160,000)    (188,867)

Deemed dividends on preferred
stock (Note 8)                               -            -      (198,204)

Net income (loss) applicable to
common shares                        $ 190,375     $ 244,081  $(2,024,343)

Basic income (loss) per common
share                                   $ 0.07        $ 0.10      $(0.73)

Basic weighted average number of
common shares outstanding            2,566,144     2,563,017    2,759,002

Diluted income (loss) per common
share                                   $0.07         $ 0.08      $(0.73)

Diluted weighted average number
of common shares outstanding       2,829,423       2,910,985   2,759,002


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

NEW ACCOUNTING STANDARDS NOT ADOPTED YET

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS No 133)". SFAS No 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to matche the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liabilit that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument the gain or loss is recognized in income in the period of change. SFAS No 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically the company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly the company does not expect the adoption of the new standard on January 1,2001 to affect its financial statements.


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

              PCC GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES (Continued)

On September 29, 1998, the Company sold American Tire Collection
(ATC), a wholly owned subsidiary, and its investment in and advances to Dalian Green Resource Co. Ltd. (Dalian) (collectively "the Purchased Assets") to a third party in exchange for a three year, $3,700,000 secured convertible promissory note (the Note) plus 1,000 shares of common stock of American Tire Collection.
The Note is secured by a first priority lien on all of the assets of ATC, including the Purchased Assets. The Note bears interest at 6% per annum and is convertible, at the option of the Company, into 70% of the equity interest of ATC any time during these three years. As a result of the sale, the Company wrote-off $300,730 of deferred start-up costs. The gain on sale of $1,827,056 was deferred and will be recognized on the installment method as the
Note is collected.

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

Included in the accompanying consolidated statements of operations are sales to related parties of $2,744,229, $2,693,628 and $2,568,640 for the years ended September 30, 1997, 1998, and 1999 and purchases from related parties of $179,302, $2,182,756 and $398,638 for the years ended September 30, 1997, 1998 and 1999.
In addition the Company has outstanding non trade receivables with related parties, as of September 30, 1998 and 1999 of $54,017 and $179,017. Consulting fees of $300,000 were paid to a related party during fiscal 1997, for administrating and designing the technology of the tire recycling plant.


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

During fiscal 1998, the Company entered into an agreement with a related party (the Party) in which the Company would acquire certain customized equipment on behalf of the Party. As of September 30, 1999 the Company had a receivable due from the Party of $1,351,828. The balance is net of deferred income of $72,000. In the course of providing services under this agreement, the Company recorded service income of $240,776 during fiscal 1999.

During fiscal 1999, the Company redeemed all of its outstanding
Series A preferred stock held by a related party for $1,200,000
(see Note 8).


NOTE 7 - EARNINGS PER SHARE

The components of basic and diluted earning per share were as follows:

                                      Year Ended September 30,
                                   1997        1998         1999

Numerator
Net income (loss)               $ 350,375    $ 404,081   $ (1,637,272)
Preferred stock dividends        (160,000)    (160,000)      (188,867)
Deemed dividend on
preferred stock (Note 8)               -            -        (198,204)

Income (loss) available for
common stockholders              190,375       244,081     (2,024,343)


Denominator
Weighted average number of
common shares outstanding
during the period              2,566,144     2,563,017     2,759,002
Add:  Assumed exercise of
outstandingstock options         263,279       347,968           **

Common stock and common
stock equivalents used for
diluted EPS                   2,829,423      2,910,985    2,759,002

Per share amounts
Basic earnings per share          $0.07          $0.10     $ (0.73)

Diluted earnings per share        $0.07          $0.08     $ (0.73)

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

The Company recorded deemed dividends of $198,204 during the year ended September 30, 1999 with respect to the 8% Convertible Preferred Stock. This amount represents the difference between the liquidation value of the preferred stock and the estimated market value of the common shares issuable upon conversion as of the issue date of the preferred shares.
In conjunction with the 8 % Convertable Preferred Stock issuance, The Company issued warrants, with an estimated value of $503,283, to certain investment advisors as payment for services rendered. (Note 10).

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



NOTE 8 - PREFERRED AND COMMON STOCK (Continued)

During fiscal year 1999, the Company issued 21,000 unregistered shares to foreign investors pursuant to Regulation S under the Securities the Act of 1933 at $5.50 per share. In addition, the Company issued 91,000 shares of common stock upon the exercise of various stock options and warrants at prices ranging from $2.00 - $3.50. In fiscal 1999, the Company settled the case filed against the tire recycling technology inventor (see
Note 1). Pursuant to the settlement of the lawsuit, the Company issued 162,500 shares of common stock to this inventor. The issued shares , which carry certain restrictions, can be repurchased by the company at the then current market value not to be less than $4.1875 per share, as long as the shares remain restricted. The value of the shares issued, $680,550, was charged in Selling, General, and Administrative expenses. The Company issued 25,500 shares as consideration for consulting and legal services rendered.

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



                                       Year ending September 30,
                                   1997         1998          1999

Net income (loss) attributable to
common stockholders:
As reported                      $ 190,375    $ 244,081   $(2,024,343)
Pro forma                           45,440      202,798    (2,070,561)

Diluted income (loss) per common
share
As reported                           .07          .08         (0.73)
Pro forma                             .02          .07         (0.75)

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

During October 1998, the Company reissued 75,000 warrants pursuant to the Exclusive Financial/Investment Banker Agreement detailed above. These warrants had previously been cancelled during the year ended September 30, 1998. The Company has not recorded any compensation expense in connection with the issuance of these warrants, as their value was not considered significant. During
February 1999, in conjunction with the Company's issuance of its 8% Convertible Preferred Stock, The Company granted 125,000 warrants to certain investment advisors as payment for services received in conjunction with this financing. The fair value of these warrants approximated $503,284. (Note 8).



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


               PCC GROUP, INC. AND SUBSIDIARIES
        SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED SEPTEMBER 30, 1997,1998, AND 1999



                                    Amount
                         Beginning  Charged                   Ending
Description              Balance    to Expense  Deductions    Balance

Allowance for doubtful
accounts:

Fiscal 1997           $ 99,000     $ 152,000     $216,000  $  35,000

Fiscal 1998           $ 35,000     $ 159,000     $ 51,000  $ 143,000

Fiscal 1999           $143,000     $ 643,000     $ 56,000  $ 730,000


Reserve for inventory
obsolescence:

Fiscal 1997           $371,000    $      -       $146,000  $ 225,000

Fiscal 1998           $225,000    $ 51,000       $      -  $ 276,000

Fiscal 1999           $276,000    $              $209,000  $  67,000