Form 10-K/A
period 1999-09-30
PCC GROUP INC
filed 2000-01-27
CIK 756972

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	FORM 10-K/A
	AMENDMENT NO. 1


[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended September 30, 1999.
or
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

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December 27, 1999 was approximately $9,540,516 based on the closing price reported by Nasdaq on such date. There were 2,917,589 shares of registrant's Common Stock outstanding on December 27, 1999.




ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth as of January 25, 2000 certain information regarding the directors and executive officers of the Company:


Name					                Age  	         Position(s) Held
Jack Wen				             45		           Chairman of the Board, Chief
                                        Executive Officer, and President
Gary Blum(1)(2)			       59	            Director
George Rodda,Jr.(1)(2)	 	69		           Director
Don Johnson				          63		           Vice President - Finance and Chief
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

Directors and Officers of Executrade Inc. Roland Chapin is the president, Jack Wen, Donald Johnson, George Rodda, and Roland Chapin are directors.

Directors and Officers of Computer Discount Center, Inc. Tina Wen is the president, and Jack Wen, Tina Wen, Donald Johnson, are directors.

Section 16(a) Beneficial Ownership Report Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such reports and written representations from the reporting persons, the Company believes that, during the period from October 1, 1998 through September 30, 1999, its executive officers, directors and greater than 10% shareholders have filed on a timely basis all reports required under Section 16(a).

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to the Company's
Chief Executive Officer for services rendered in all capacities to the Company for the fiscal years ended September 30, 1999, 1998, and 1997. No other executive officer received compensation in excess of $100,000 for such periods.

Other Annual
Name and Principal Position		   Year		Salary		Compensation
Jack Wen					                  1999		$120,000		$16,100(1)
Chairman of the Board, Chie		  1998		$120,000		$16,720(1)
Executive Officer,and President1997		$120,000		$27,722(1)

(1)	Consists solely of lease payments and insurance for a company car which has been provided for Mr. Wen's use.

Stock Option Exercises and Option Values

The following table provides information with respect to stock options held by the named executive officer.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

         Number of Securities		   Valueof Unexercised
         Underlying Unexercised		 In-the-Money Options
         Options at FY-End	            at FY-End(1)


Name		  	  Exercisable	             Exercisable

Jack Wen	  250,000	        	        $453,500

(1) Value is determined by subtracting the exercise price from the fair market value (the closing price for Common Stock as reported by Nasdaq) as of September 30, 1999, the last trading day in the fiscal year ($3.100 per share) and multiplying the resulting number by the number of underlying shares of Common Stock.

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

The following table sets forth, as of January 25, 2000, certain information with respect to (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each director of the Company, (iii) the executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each of the persons listed below is care of the Company, 163 University Parkway, Pomona, California 91768.

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

(2)	Includes 20,000 shares underlying presently exercisable stock options.

(3) Includes 270,000 shares underlying presently exercisable stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


During June 1998, the Company sold its entire portfolio of securities to Laser Micro System, a Taiwan based corporation owned by Bin Wen, father of Jack Wen (the Company's Chairman, Chief Executive Officer, and President) in exchange for a one year, $1,250,000 secured promissory note. The note was secured by a lien on the transferred securities and by the 250,000 shares of the Company's Series A preferred stock owned by the Laser Miro. The note bore interest at an annual rate of 8.5%. and was due on June 20, 1999. The amount of the note exceeded the fair market value of the securities by $382,991 on the transaction date. The Company has recorded a deferred gain until the note was repaid in full.During 1999 the company collected this note and recorded a gain of $382,991.

During fiscal 1999, the Company entered into an agreement with a Laser Micro Systems in which the Company would acquire certain customized equipment on behalf of the Laser Micro. As of September 30,1999 the Company had a receivable due from the Laser Micro of $1,351,828. The amount is net of deferred income of $72,000. In the course of providing services under this agreement,the Company recorded service income of $240,776.

During fiscal 1999, the Company made sales to other related parties(Computer Management Corporation) totaling $2,568,640 and made purchases from these related parties totaling $398,638.

During fiscal 1999, the Company redeemed all of its outstanding series A preferred stock for $1,200,000. The series A was owned by Laser Micro.In conjunction with the redemption, the cumulative unpaid dividends in arrears totaling$1,053,333 were converted into 1,000 shares of a new series of preferred stock, designated as Series C preferred stock. The stated value of this new series of preferred stock is $1,053 per share. The Series C preferred stock is non-voting, is not convertable and is redeemable , at the Company's option, at any time.


	SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 27, 2000

PCC GROUP, INC.


By: /s/ Jack Wen
Jack Wen
Chairman of the Board,
Chief Executive Officer and
	President