Form 10-Q
period 1999-12-31
PCC GROUP INC
filed 2000-02-14
CIK 756972

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549




                          FORM 10-Q





QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended						              Commission  File
December 31, 1999                        Number: 0-13280




                   PCC GROUP, INC.
(Exact name of registrant as specified in its charter)





         California		              					             95-3815164
(State or other jurisdiction of				                (I.R.S. Employer
incorporation or organization)				                Identification No.)




163 University Parkway								                         91768
Pomona, California       						                     (Zip Code)
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

	                     Yes  x                    No.___

As of December 31, 1999, the registrant had outstanding 3,005,339 shares of its Common Stock, $.01 par value per share.












                   PCC GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                          In thousands
                           (Unaudited)












                                       December 31,   September30,
ASSETS                                    1999            1999
CURRENT ASSETS:
Cash and cash equivalents                   $1,058           $817
Securities and other negotiable assets
Accounts receivable, less allowances for
possible losses of $208,188, & $208,188      3,524          3,003
Receivable from related parties                109            125
Notes receivable - related parties
Inventory, less reserves for
obsolescence of $67,032& $67,032               669          1,064
Prepaids and other current assets              457            185
Advances to Vendors                            603            643

TOTAL CURRENT ASSETS                         6,420          5,837

PROPERTY AND EQUIPMENT, Net                    251            264


INVESTMENTS IN AND ADVANCES TO
JOINT VENTURES                               1,791          1,573
OTHER ASSETS                                    84            125

TOTAL ASSETS                                $8,546         $7,799





               PCC GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                     In thousands
                 (Unaudited)   (Concluded)


LIABILITIES AND                         December 31,   September 30,
SHAREHOLDER'S EQUITY                        1999           1999
CURRENT LIABILITIES:
Accounts payable                             $1,420          $1,957
Line of credit                                1,990             600
Accrued liabilities                             118             103

TOTAL CURRENT LIABILITIES                     3,528           2,660

LONG TERM DEBT                                  777             714

Total Liabilities                            $4,305          $3,374



SHAREHOLDERS' EQUITY
Convertible, Cumulative, Series B
preferred stock($795,000 liquidation
preference) 1,000 stated value,
1600 shares authorized, 750
issued and outstanding                         750             750
Non-convertible cumulative series C
preferred stock($1,063,866 liquidation
preference in 1999) $1,053stated value,
1,000 shares issued and outstanding          1,053           1,053
Common stock, $.01 stated value; shares
authorized -10,000,000; shares issued and
outstanding - 2,647,839and 3,005,339            30              30
Contributed capital in excess of
stated value                                 3,088           3,088
Retained earnings                            (475)           (391)
Treasury stock, 99,000 shares
purchased at cost                            (205)           (105)

TOTAL SHAREHOLDERS' EQUITY                   4,241           4,425

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $8,546          $7,799



                 PCC GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                 In thousands, except per share data
                          (Unaudited)


                                           Three Months Ended
                                             December 31,
                                            1999           1998
Net sales                                 $14,787        $27,794

Cost of sales                              14,441         26,546

Gross profit                                  346          1,248

Selling, general and administrative
expenses                                      583            589

Loss/Income from operations                 (237)            659

Other income (expense)
Gain (loss) on sale of investments
Interest (expense) income, net                 40           (81)
Other                                         (8)
                                             (32)           (81)

Net loss/income before income taxes         (269)            578

Income taxes                                                  59

Net loss/income                         $   (269)        $   519

loss/Income per share
Net income                                $(0.09)          $0.18
Dividends applicable to preferred stock    (0.01)         (0.02)
Net loss/income   applicable to common    $(0.10)          $0.16
shares

Average weighted number of shares       2,759,002      2,731,839


The accompanying notes are an integral part of these consolidated financial statements.



             PCC GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
               In thousands, (Unaudited)
                                                 Three Months Ended
                                                    December 31,
                                                   1999      1998
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES
Net income                                       $ (269)    $  519
Depreciation and amortization                         13         4
Provision for bad debts                                         60
Increase (decrease) from changes in:
Investment in Securities
Accounts receivable                                (505)     (689)
Receivables from related parties
Inventory                                           395
Prepaids and other assets(excluding
I Net Partners reclassification)                   (107)     (174)
Accounts payable and accrued Liabilities           (522)     (528)
Net cash (used in)
Operating activities                               (995)     (808)

CASH FLOW FROM INVESTING ACTIVITIES:
Capital purchases                                             (34)
Net investments in and advances to joint venture (117) (18) Net cash provided by (used in) investing
activities                                         (117)      (52)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance                             30
Change in line of credit                           1,453       100
Purchase treasury stock                           (100)

Net cash provided by
Financing activities                               1,353       130

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     241     (730)
CASH AND CASH EQUIVALENTS,
Beginning of year                                    817     2,467
CASH AND CASH EQUIVALENTS,
end of quarter                                   $ 1,058  $  1,737



Cash paid during the year for:

Interest                                            $40        $81
Income taxes                                        $0         $0


The accompanying notes are an integral part of these consolidated consolidated financial statements.




                     PCC GROUP,  INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)




Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending
September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

Note 2 -  Income Taxes

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

Three Months Ended December 31, 1999 as Compared to the Three Months Ended December 31, 1998

Net sales of $14.8 million for the quarter ended December 31, 1999 decreased by $13 million (47%) over net sales of $27.8 million for the similar 1998 period. This decrease was due to the competitive pressures in the marketplace. New internet companies have caused softness in the wholesale market.
Gross profit for the first quarter of 1999 was $346,000 an 72% decrease, when compared to $1.2 million during the prior year's comparable period, reflecting a reduction in unit sales along with lower profit margins. Gross profit as a percentage of net sales decreased from 4.5% in the first quarter of 1999 to 2.3% in the first quarter of 1999 due to market oversupply pricing pressures.

Selling, general and administrative expenses decreased to $583,000 in the first quarter of fiscal 1999 compared to $589,000 for the comparable fiscal 1998 period. As a percentage of revenue, SG&A expenses increased from 2.1% in 1998 to 3.9% in 1999.

Income from operations decreased to $(237,000) in the first quarter of fiscal 1999 from $659,000 in the comparable fiscal 1998 period, principally reflecting lower sales, lower margins.

Other income/expense decreased to ($32,000) in 1999 when compared to $(81,000) for the comparable fiscal 1998 period. The variance was mainly attributable to losses on sale of investments in 1998.

Net income decreased to $(269,000), or $(0.10) per share (after preferred stock dividend deduction), in the first quarter of fiscal 1999 compared to $518,000, or $0.18 per share (after preferred stock dividend deduction) for the same fiscal 1998 quarter.


Liquidity and Capital Resources

During the second quarter of fiscal 1999, the Company entered into a line of credit agreement with an institutional lender. The credit facility provides the Company with both accounts receivable and inventory based borrowings of up to $6.5 million. The $5,000,000 credit facility, which expires on March 31, 2000, is secured by a lien on all of the Company's personal property. In addition to the foregoing credit facility, the Company has obtained a $1 million term loan from its bank to fund the development expenses of the Company's new Computer Discount Center e-commerce division. The term loan requires the Company to make monthly payments of principal and interest from September 1999 through August 2002, at which time the term loan matures. In addition to the foregoing two credit facilities, the Company has obtained a credit facility to fund its purchases of equipment under its existing equipment purchase contract with a Taiwanese company.
This credit facility will not be available to the Company after the equipment purchases are completed. As of the date of this report, substantially all of the Company's obligations under the equipment purchase agreement had been completed, and the Company expects that the equipment purchase arrangement and the related bank credit facility will expire during the current fiscal quarter. In addition the company has a $2 million revolving line of credit. The line is to issue and finance letters of credit. The company is not in compliance with certain of the financial covenants required by its principal lender, however the company has received a letter from the lender waiving these covenants.


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

Net cash used in operating activities in the quarter ended December 31,1999 was $(995,000) as compared to $(808,000) in the first quarter ended December 31,1998 mainly reflects the net effects of cash provided by a reduction in inventory, offset by an increase in Accounts Receivable, an increase in Prepaids and other assets, an decrease in accounts payable, and a net operating loss.

Net cash used in investing activities in the quarter ended December 31, 1999 was ($117,000), as compared to ($52,000) in the quarter ended December 31,1998, and reflects Investment in I Net Partners.

Net cash provided by financing activities in the quarter ended
December 31,1999 was ($1,353,000) as compared to $130,000 in the quarter ended December 31, 1998. The increase in cash from financing activities is a result of the increased borrowing from the Company's credit facilities to finance its operations, offset by the purchase of treasury stock

The Company believes that its internally generated cash flow, vendor credit lines and its currently available lines of credit will be sufficient to fund the Company's working capital needs for at least the next twelve months.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCC GROUP, INC.
(Registrant)

Date:  February 11.2000          		       /s/ JACK WEN
				                                   Jack Wen
				        	                          Chairman of the Board, President and
                                       Chief Executive Officer


Date:  February 11,2000		              _______/s/ Donald Johnson   ___
                                        Donald Johnson
	             	                        Vice President - Finance and Chief
		        		                           Financial Officer (Principal
              			                      Financial and Accounting Officer)