Form 10-Q
period 2000-03-31
PCC GROUP INC
filed 2000-05-15
CIK 756972

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549




                          FORM 10-Q





QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended						              Commission  File
March 31, 2000                           Number: 0-13280




PCC GROUP, INC.
(Exact name of registrant as specified in its charter)





         California							                          95-3815164
(State or other jurisdiction of				                (I.R.S. Employer
incorporation or organization)				                Identification No.)
163 University Parkway
Pomona, California (Zip Code)
(Address of principal executive office)



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

	                     Yes  x                    No.___

As of March 31, 2000, and September 30, 1999 the registrant had outstanding 3,030,339 of its Common Stock, $.01 par value per share.



                 PCC GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                         In thousands
                         (Unaudited)


                                                        March   September
                                                          31        30,
ASSETS                                                   2000      1999
CURRENT ASSETS:
Cash and cash equivalents                                $527      $817
Accounts receivable, less allowances for
possible losses of $208,188 &208,188                    1,935     1,320
Receivable from related parties                         1,645     1,684
Notes receivable - related parties                                  125
Inventory, less reserves for
obsolescence of $ 67,032 & $ 67,032                     1,034     1,063
Prepaids and other current assets                         224       185
Advances to Vendors                                       604       643

TOTAL CURRENT ASSETS                                    5,969     5,837

PROPERTY AND EQUIPMENT, Net                               301       264

Notes Receivables less allowances for
possible losses of $522,000 & $522,000                  1,593     1,572
Investment in Joint Ventures                              198
OTHER ASSETS                                              335       126

TOTAL ASSETS                                           $8,396    $7,799





                      PCC GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               In thousands
                               (Unaudited)


LIABILITIES AND                                  March 31,  September 30,
SHAREHOLDERS EQUITY                                2000         1999
CURRENT LIABILITIES:

Accounts payable                                 $2,131       $1,562
Accounts payable- Related Parties                    35          394
Line of credit                                    1,782          600
Accrued liabilities                                  96          103

TOTAL CURRENT LIABILITIES                         4,044        2,660


LONG TERM DEBT                                      774          714

Total Liabilities                                 4,818        3,374


SHAREHOLDERS' EQUITY
Non-convertible, Cumulative, Series C preferred
stock($1,063,866 liquidation preference) -
$1,053 stated value,shares authorized, issued
and outstanding - 1,000                             1,053        1,053
Convertible Preferred Stock($595,000)
Liquidation preference in 2000) $1,000
stated value, 1,600 shares authorized, 550
shares issued and outstanding                         550          750
Common stock, $.01 stated value; shares authorized -
10,000,000; shares issued and outstanding -
3,112,839 and 3,005,339 at March 31,2000, and
3,005,339 and 2917,589 at September 30,1999            31           30
Additional Paid in capital in excess of
stated value                                        3,516        3,088
Retained earnings                                  (1,371)        (391)
Treasury stock, shares purchased at cost             (201)        (105)

TOTAL SHAREHOLDERS' EQUITY                          3,578        4,425

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $8,396       $7,799



                PCC GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                In thousands, except per share data
                        (Unaudited)

                        Three Months Ended      Six Months Ended
                            March 31               March 31,
                           2000     1999           2000     1999
Net sales                $11,234   $17,445       $26,021    $45,238

Cost of sales             11,027    16,732        25,468     43,278

Gross profit                 207       713           553      1,960


Selling, general and
administrative expenses      825       761         1,408      1,355

Income from operations      (618)     (48)          (855)       605

Other income (expense)

Gain (loss) on sale of
investments                           383                       383
Interest(expense)income,     (90)     (71)          (130)      (152)
Other                         (3)                     (5)         6
                             (93)     312           (125)       237

Net income pre income taxes (711)     264           (980)       842

Income taxes                          (27)                       32

Net income                 ($711)    $291       $   (980)   $   810

Income per share

Net income                 ($.24)    $.11         ($0.33)    $0.30
Dividends applicable to
preferred stock             (.01)    (.02)         (0.02)    (0.02)
Net income (loss)
applicable to common       ($.25)    $.09          (.035)    $0.28
shares

Average weighted
number of shares       3,004,883  2,742,039     2,973,226  2,727,979


Diluted Income
per Share               ($.25)         $.08      ($.35)     $.27

Average number of
diluted shares of
Common stock
outstanding            3,004,883   2,915,247   2,973,226  2,915,247




                PCC GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                   In thousands, (Unaudited)

                                                   Six Months Ended
                                                      March 31,
                                                   2000     1999
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES
Net income                                       $ (926)  $  810
Depreciation and amortization                        18       34
Provision for bad debts                                     (172)
Increase (decrease) from changes in:
Investment in Securities
Accounts receivable                                (615)    1,233
Receivables from related parties                     164    1,644
Inventory                                             29      259
Prepaids and other assets                          (209)     (938)
Accounts payable and accrued
Liabilities                                         262    (2,982)
Net cash provided by (used in)

Operating activities                             (1,331)    (112)
CASH FLOW FROM INVESTING ACTIVITIES:

Capital purchases                                   (55)
Net investments in and advances to joint venture   (219)      (2)

Net cash provided by (used in) investing
activities                                         (274)      (2)
CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from common stock issuance                 229       990
Change in line of credit                          1,182    (2,400)
Changes in treasury stock                           (96)

Net cash provided by (used in)
Financing activities                              1,315    (1,410)
NET INCREASE (DECREASE) IN CASH AND

CASH EQUIVALENTS                                  (290)    (1,524)
CASH AND CASH EQUIVALENTS,

Beginning of year                                   817     2,467

CASH AND CASH EQUIVALENTS,
end of quarter                                    $ 527  $    943

Cash paid during the year for:
Interes                                            t$90       $81
Income taxes                                         $0        $0

The accompanying notes are an integral part of these consolidated consolidated financial statements.


                           PCC Group, Inc
              Notes to Consolidated Financial Statements

Note-1 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information
and  footnotes  required  by  generally  accepted   accounting principles for
complete  financial  statements.   In  the   opinion   of management,  all
adjustments (consisting of normal recurring  adjustments) considered
necessary for fair presentation have been included.   Operating results  for
the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending
September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

Note 2 -  Income Taxes

During fiscal 1998, the Company utilized $1,593,229 ot the net operating
loss carryforward.   As of September 30, 1999, for federal income tax
purposes, the Company had approximately $3,200,000 of federal income tax net operating loss carryforwards, expiring through 2019. In additiona the Company has approximately $600,000 and $300,000 of net capital loss carryforwards for federal and state purposes.The annual utilization of the operating loss carryforward may be significantly limited due to the adverse resolution, if any, with respect to the loss carryover provisions of Internal Revenue Code section 382 in connection with certain stock issuances by the Company.

ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operation..
Except for historical information contained herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Act of 1995.
These  forward-looking  statements  are  subject  to   risks and
uncertainties that may cause actual results to differ materially. The Company disclaims any interest or obligations to update these forward looking statements.

Three Months Ended March 31, 2000 as Compared to the Three Months Ended March 31, 1999
Net sales for the quarter ended March 31, 2000 decreased by $6.2 million (36%) over net sales of $17.4 million for the similar 1999 fiscal quarter. This decrease was due to a decrease in PC hardware sales in March and part of February. Gross profit for the second quarter of 2000 was $.2 million, a (71%) decrease from the second quarter of 1999. The decrease in gross profit was the result of a soft market in PC hardware. Gross profit as a percentage of net sales decreased from 4.0% in the second quarter of 1999 to 1.8% in the second quarter of 2000. The reduction was due to market oversupply of hard disk drives which resulted in pricing pressures that required the Company to reduce its gross margins, and market pressures created by competition from internet businesses.

Selling, general and administrative expenses increased from $761,000 in the second quarter of fiscal 1999 compared to $825,000 for the comparable fiscal 2000 period. As a percentage of revenue, SG&A expenses increased from 4.4% in 1999 to 9.0% in 2000. The increase in SG&A was due to the increased overhead associated with the start-up of the company's new internet businesses. Income from operations decreased from $(48,000) in the second quarter of fiscal 1999 to ($618,000) in the comparable fiscal 2000 period. The decrease in income from operations was due to competitive market in PC hardware , and the overhead associated with the start-up of the company's new
internet busineses.	Other  income/expense decreased from $312,000 in 1999
when  compared  to ($93,000)  for  the  comparable  fiscal  2000  period.
The decrease was attributable to recognizing a gain on the stock portfolio in 1999.

Net income decreased to ($711,000), or ($0.25) per share (after preferred stock dividend deduction), in the second quarter of fiscal 2000 compared to $291,000, or $.09 per share (after preferred stock dividend deduction) for the same fiscal 1999 quarter. The decrease in net income is the result of a soft market in PC hardware resulting in competitive price pressures and, the overhead associated with the new internet business offset by the recognition of gain on the securities portfolio.

Six  Months ended March 31, 2000 as compared to the Six months ended
March 31,1999

Net sales for the six months ended March 31, 2000 decreased by $19.2 million (42%) over net sales of $45.2 million for the similar 1999 period. This increase primarily reflects the fluctuations in the hard disk drive market, and competition from the internet market. Gross profit for the first six months of 2000 was $553,000 a (72%) decrease from the six months of 1999. The decrease in gross profit was the result of pricing pressures. Gross profit as a percentage of net sales decreased from 4.3% in the first six months of 1999 to 2.1% in the first six months of 2000. The reduction was due to market oversupply of certain products which resulted in pricing pressures that required the Company to reduce its gross margins, and competeitive pricing from internet market..

Selling, general and administrative expenses increased to $1,408,000 in the first six months of fiscal 2000 compared to $1,355,000 for the comparable fiscal 1999 period. As a percentage of revenue, SG&A expenses increased from 3.0% in 1999 to 5.4% in 2000. The increase in SG&A was due to start up costs associated with the company's new internet divisions.

Income from operations decreased to ($855,000) in the first six months of fiscal 2000 from $605,000 in the comparable fiscal 1999 period. The decrease in income from operations is due to two factors. The soft market in PC hardware , the start-up cost associated with a new division..
Other income/expense decreased to ($125,000) in 2000 when compared to $237,000 for the comparable fiscal 1999 period. The variance was mainly attributable to the gain on the stock portfolio sold by the Company in 1999.

Net income decreased to ($980,000), or ($0.35) per share (after preferred stock dividend deduction), in the first six months of fiscal 2000 compared to $810,000, or $.28 per share (after preferred stock dividend deduction) for the same fiscal 1999 quarter. The decrease in net income is the result of decreased sales, lower gross margin, and costs associated with new internet startups, and, offset by the effect of the securities transactions gain experienced in 1999 which adversely affected last year's net income, .

Liquidity and Capital Resources

During the second quarter of fiscal 1999, the Company entered into a line of credit agreement with an institutional lender. The credit facility provides the Company with both accounts receivable and inventory based borrowings of up to $6.5 million. The $5,000,000 credit facility, which expires on September 30, 2000, is secured by a lien on all of the Company's personal property. In addition to the foregoing credit facility, the Company has obtained a $1 million term loan from its bank to fund the development expenses of the Company's new Computer Discount Center e-commerce division. The term loan requires the Company to make monthly payments of principal and interest from September 1999 through August 2002, at which time the term loan matures. In addition to the foregoing two credit facilities, the Company has obtained a credit facility to fund its purchases of equipment under its existing equipment purchase contract with a Taiwanese company.
This credit facility will not be available to the Company after the equipment purchases are completed. As of the date of this report, substantially all of the Company's obligations under the equipment purchase agreement had been completed, and the Company expects that the equipment purchase arrangement and the related bank credit facility will expire during the current fiscal quarter. In addition the company has a $2 million revolving line of credit. The line is to issue and finance letters of credit. The company is not in compliance with certain of the financial covenants required by its principal lender, however the company has received a letter from the lender waiving these covenants.


The Company expects to fund the working capital needs of its distribution business with internally generated funds, vendor lines  of credit  and  its  current asset-based financing facility. Based on  the amount  of credit available to the Company, its current cash balances, and its current operations, the Company believes that it has sufficient capital to finance its working capital needs for the next
12-month period. In addition to the web-site through which it is offering computer and software parts and products for sale to retail customers, during fiscal 1999 the Company launched a new auto sales website and incurred
substantial costs to establish an Internet broker-dealer business   Because
the cost of funding all three of these operations was significant, the Company recently disposed of the Internet automobile sales business to a third party buyer in exchange for a 29% equity interest in the buyer. As a result, the Company will no longer be required to fund the start-up costs of this business, leaving the Company with additional funds with which it can develop its remaining new businesses. The Company expects to fund the additional costs associated with the new Internet businesses through internal cash flow, and possibly additional debt or equity financing. Although the initial start-up expenses of the web-sites have been significant, the Company believes that it will have sufficient financial resources to maintain its new businesses as well as continue its primary wholesale business. The Company launched its Broker Dealer business in March 2000, and believes that this division will now begin developing revenues. However, the Company has not had any prior experience in operating any Internet businesses or in operating a broker-dealer business and cannot therefore accurately predict the amount of costs it will have to incur in the operation of these and other future E commerce operations. Accordingly, if the Company's estimates of revenues and expenses are not correct, the Company may not have sufficient financing to fund all of the expenses it expects to incur, and any such shortfall may have a material adverse effect on the Company's liquidity and its financial results from operations. In addition, no assurance can be given that the new Internet operations will generate significant revenues in the future or that they will ever be profitable.



	Net  cash  provided by (used in) operating activities  in  the  fiscal quarter ended  March 31, 2000 $(1,331,000), as compared to ($112,000  in  the same quarter is 1999 mainly reflects the net effects of an operating loss  in operations,  augmented by increases in accounts receivable , related  party
receivables,and an increase  in   prepaids  offset by a decreases in inventory.
and an increase in accounts payable and other liabilitiews.

	Net  cash  provided  (used  in) investing activities  in  the  current quarter was $(274,000), principally representing inter-company activity.
	Net  cash  provided  (used  in) financing activities  in  the  current quarter was $1,315,000  as compared to ($1,410,000) in last year's period, and  mainly reflects  a increase in the borrowing againtst asset-based line of credit.



Item 2. Changes in Securities and use of Proceeds

         In January 1999, the Company sold $750,000 of its new 8% Convertible Preferred Stock (the "Preferred Stock") to two institutional investors
register   The holders of the Preferred Stock are entitled to receive  dividends in cash at a rate of 8% per annum, compounded annually and payable semi-annually on the first day of July and January of each year, commencing on July 1, 1999. The Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to stated value of the Preferred Stock multiplied by the lower of (a) 125% of the closing sales price of the common stock on the date that the registration statement is declared effective, or (b) the average of the three lowest closing sales prices of the common stock for the 22 consecutive trading days
immediately  preceding  the conversion  date.   The  holders  of  the Preferred
shares of the Preferred Stock until May 19, 1999, and thereafter, the holders can only convert 20% of the Preferred Stock  during  any subsequent 30-day period.  The  holders  also  may  not convert the
Preferred Stock if such conversion would result in any  of  the holders being deemed to be the beneficial owner of more than 5% of the then outstanding shares of common stock of the Company or if the shares of common stock, when added to the number of shares of common stock previously issued by the Company upon conversion of the Preferred Stock would equal or exceed 20% of the number of shares of common stock that were issued and
outstanding  on the date of the original issuance of the Preferred   Stock. The
Preferred Stock has not voting rights, other than as may be required pursuant to the laws of the State of California. In January, 2000 the holders of the preferred stock exercised their conversion rights, and converted 200 shares of preferred stock into 96,000 shares of the Company's common stock.

 .

Item 3.  Exhibits and Reports on Form 8-K

(a)    Ex 27	Financial Data Schedule

(b) The Company did not file and reports on Form 8-K during the fiscal quarter ended March 31, 2000.













SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCC GROUP, INC.
(Registrant)



Date:  May 10, 2000                                 /s/ JACK WEN
       Jack Wen                Chairman of the Board, President and
                               Chief Executive Officer



Date:  May 10, 2000	_______                 /s/ DONALD JOHNSON   ___

Donald Johnson                     Vice President - Finance and Chief
                                   Financial Officer (Principal
		                                 Financial and Accounting Officer)








8