Form 10-Q/A
period 2000-03-31
PCC GROUP INC
filed 2000-06-06
CIK 756972

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

	                     Yes  x                    No.___

As of March 31, 2000, the registrant had outstanding
3,030,339 of its Common Stock,  $.01 par value per share.



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





                      PCC GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               In thousands
                               (Unaudited)


LIABILITIES AND                                  March 31,  September 30,
SHAREHOLDERS EQUITY                                2000         1999
CURRENT LIABILITIES:

Accounts payable                                 $2,131       $1,562
Accounts payable- Related Parties                    35          394
Line of credit                                    1,782          600
Accrued liabilities                                  96          103

TOTAL CURRENT LIABILITIES                         4,044        2,660


LONG TERM DEBT                                      774          714

Total Liabilities                                 4,818        3,374


SHAREHOLDERS' EQUITY
Non-convertible, Cumulative, Series C preferred
stock($1,063,866 liquidation preference) -
$1,053 stated value,shares authorized, issued
and outstanding - 1,000                             1,053        1,053
Convertible Preferred Stock($595,000)
Liquidation preference in 2000) $1,000
stated value, 1,600 shares authorized, 550
shares issued and outstanding                         550          750
Common stock, $.01 stated value; shares authorized -
10,000,000; shares issued and outstanding -
3,112,839 and 3,005,339 at March 31,2000, and
3,005,339 and 2917,589 at September 30,1999            31           30
Additional Paid in capital in excess of
stated value                                        3,516        3,088
Accumulated Deficit                                (1,371)        (391)
Treasury stock, shares purchased at cost             (201)        (105)

TOTAL SHAREHOLDERS' EQUITY                          3,578        4,425

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $8,396       $7,799



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


                           PCC Group, Inc
              Notes to Consolidated Financial Statements

Note-1 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information
and  footnotes  required  by  generally  accepted   accounting principles for
complete  financial  statements.   In  the   opinion   of management,  all
adjustments (consisting of normal recurring  adjustments) considered
necessary for fair presentation have been included.   Operating results  for
the three months and the six months period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

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