Form 10-Q
period 2000-06-30
PCC GROUP INC
filed 2000-08-11
CIK 756972

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549




                            FORM 10-Q





QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended						              Commission  File
June 30, 2000                            Number: 0-13280




                        PCC GROUP, INC.
        (Exact name of registrant as specified in its charter)





         California							                        95-3815164
(State or other jurisdiction of				                (I.R.S. Employer
incorporation or organization)				                Identification No.)




163 University Parkway								                    91768
Pomona, California       						                   (Zip Code)
(Address of principal executive office)



Registrant's telephone number, including area code: (909) 869-6133



Indicate by check mark, whether the registrant has filed all reports required to be filed by Section 13 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and has been subject to such filing requirements for the past 90 days.

	                     Yes  x                    No.___

As of June 30, 2000, the registrant had outstanding 3,158,839 shares of its Common Stock, $.01 par value per share.












                   PCC GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                            In thousands
                             (Unaudited)



                                                  June 30,   September 30,
ASSETS                                               2000         1999
CURRENT ASSETS:
Cash and cash equivalents                            $445         $817
Accounts receivable, less allowances for
Possible losses of $208,188 &208,188                5,954        1,320
Accounts Receivables, Related Parties                 909        1,684
Notes Receivable from related parties                 141          125
Inventory, less reserves for
Obsolescence of $67,032 & $ 67,032                    527        1,063
Prepaids and other current assets                     165          185
Advances to Vendors                                   656          643

TOTAL CURRENT ASSETS                                8,797        5,837

PROPERTY AND EQUIPMENT, Net                           285          264


Notes Receivable, less allowances For
possible losses of $522,000 & $522,000              1,593        1,572

Investment in Joint Venture                           198            -
OTHER ASSETS                                          657          126

TOTAL ASSETS                                      $11,530       $7,799




                 PCC GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                        In thousands
                         (Unaudited)


LIABILITIES AND                                June 30,      September 30,
SHAREHOLDERS EQUITY                              2000            1999
CURRENT LIABILITIES:
Accounts Payable                               $4,139           $1,562
Accounts payable-Related Parties                  138              395
Line of credit                                  3,245              200
Accrued liabilities                               198              103
Current Portion of Long Term Debt                   -              400
TOTAL CURRENT LIABILITIES                       7,720            2,660


LONG TERM DEBT                                    130              714


Total Liabilities                               7,850            3,374



SHAREHOLDERS' EQUITY
Non-convertible, Cumulative, Series C
preferred stock($1,110,866 liquidation
preference in 2000) - $1,053 value,Shares
authorized, issued and outstanding - 1,000      1,053           1,053

Convertible Cumulative Preferred Stock.
($595,000 Liquidation preference in 2000)
$1,000 stated value 1,600 shares authorized,
550 & 750 isssued and outstanding.                550             750

Common stock, $.01 stated value; shares
authorized -10,000,000; shares outstanding
3,158,839 at June 30,2000, and 2,917,589 at
September 30,1999                                  32              30

Additional Paid in capital                      3,769           3,088
Accumulated Deficit                           (1,523)           (391)
Treasury stock, 82,500 & 87,550 shares
purchased at cost                               (201)           (105)

TOTAL SHAREHOLDERS' EQUITY                      3,680           4,425

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $11,530          $7,799



                  PCC GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                  In thousands, except per share data
                           (Unaudited)


                        Three Months Ended       Nine Months Ended
                              June 30                June 30,
                        2000        1999         2000      1999
Net sales               $22,454     $12,206      $48,475   $57,444

Cost of sales            21,697      12,049       47,165    55,327

Gross profit                757         157        1,310     2,117

Selling, general and
administrative Expenses     841         740        2,249     2,102

Income from operations     (84)       (583)        (939)        15

Other income (expense)
Gain (loss) on sale of
investments                  -          296            -       680
Interest(expense)income    (83)        (48)        (213)     (200)
Other                        15          77           20        93

Total Other                (68)         325        (193)       573

Net income before income
taxes                     (152)       (258)       (1,132)      588

Income taxes                 -         (23)             -       10

Net income               ($152)      ($235)     $ (1,132)  $   578

Income per share
Net income               ($.05)      ($.08)        ($0.38)   $0.21
Dividends applicable
to preferred stock        (.01)       (.02)         (0.03)   (0.02)
Net income (loss)
applicable to common     ($.06)      ($.10)         (.041)   $ 0.19
Shares

Average weighted
number of shares      3,036,531   2,792,099      2,989,151  2,749,599

Diluted Income per
Share                     -           -                -        $.17

Average number of
diluted shares of Common
stock outstanding     3,036,531   2,792,099  2,989,151   3,036,045


                  PCC GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                     In thousands, (Unaudited)

                                                  Nine Months Ended
                                                       June 30,
                                                   2000      1999
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

Net income                                        (1,132)   $  578
Depreciation and amortization                          18       34
Common stock issued for services                       55        -
Provision for bad debts                                 -      174
Increase (decrease) from changes in:
Accounts receivable                                (4,634)  (4,081)
Receivables from related parties                       759    1,557
Inventory                                              536    (645)
Prepaids and other assets                            (743)    2,586
Accounts payable and accrued
Liabilities                                          2,415   (2,313)
Net cash provided by (used in)
Operating activities                               (2,726)   (2,110)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of fixed assets                              (40)        -

Net cash used in investing activities                 (40)        -

CASH FLOW FROM FINANCING ACTIVITIES
Sale of preferred stock                                  -       750
Sale of common stock                                    429      311
Change in line of credit                              3,045    (140)
Principal payments of long term term debt             (984)        -
Purchase of treasury stock                            ( 96)      (9)
Net cash provided by (used in)
Financing activities                                 2,394       912

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                     (372)   (1,198)
CASH AND CASH EQUIVALENTS,

Beginning of year                                      817    2,467

CASH AND CASH EQUIVALENTS,
End of quarter                                       $ 445  $ 1,269

Cash paid during the year for:

Interest                                               $83     $200
Income taxes                                            $0      $10


The accompanying notes are an integral part of these consolidated consolidated financial statements.




                      PCC Group, Inc
             Notes to Consolidated Financial Statements

Note-1 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information
and  footnotes  required  by  generally  accepted   accounting principles for
complete  financial  statements.   In  the   opinion   of management,  all
adjustments (consisting of normal recurring  adjustments) considered
necessary for fair presentation have been included.   Operating results  for
the nine month period ended June 30 2000, are not necessarily indicative of the results that may be expected for the year ending
September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

Note 2 -  Income Taxes

As of September 30, 1999, for federal income tax purposes, the Company had approximately $3,200,000 of federal income tax net operating loss carryforwards, expiring through 2019. In, addition the Company has approximately $600,000 and $300,000 of the net capital loss carryforwards for federal and state purposes.The annual utilization of the net operating loss carryforward may be significantly limited due to the adverse resolution, if any, with respect to the loss carryover provisions of Internal Revenue Code section 382 in connection with certain stock issuances by the Company.

ITEM  2. - Management's  Discussion and Analysis of Financial Condition and
Results of Operation	 Except  for  historical  information  contained
herein, the matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. The Company disclaims any interest or obligations to update these forward looking statements.

Three Months Ended June 30, 2000 as Compared to the Three Months Ended June 30, 1999

Net sales for the quarter ended June 30, 2000 increased by $10.3 million, 84% over net sales of $12.2 million for the similar 1999 fiscal quarter. This increase was due to a increase in PC hardware sales in June . Gross profit for the third quarter of 2000 was 757 thousand a 382% increase over the third quarter of 1999. The increase in gross profit was the result of higher gross margins in a improved market in PC hardware. Gross profit as a percentage of net sales increased from 1.3% in the third quarter of 1999 to 3.4% in the third quarter of 2000. The increase was due to the improved market for PC hardware in June 2000, reversing a trend in the market place that has existed for the last year.

Selling, general and administrative expenses increased from $740,000 in the third quarter of fiscal 1999 compared to $841,000 for the comparable fiscal 2000 period. As a percentage of revenue, SG&A expenses decreased from 6.1% in 1999 to 3.7% in 2000. The decrease in SG&A percentage was due to the increased sales associated with the resurgence of the wholesale computer market.

Loss from operations decreased from $583,000 in the third quarter of fiscal 1999 to $84,000 in the comparable fiscal 2000 period. The increase in income from operations was due to the improved wholesale computer market, offset by the overhead associated with the start-up of the company's new internet businesses.

Other  income/(expense) decreased from $325,000 in 1999 when compared to
($68,000)  for  the  comparable  fiscal  2000  period.   The  decrease was
attributable  primarily to a gain on sale of a stock portfolio   in 1999.

Net loss decreased to $152,000, or $0.06 per share (after preferred stock dividend deduction), in the third quarter of fiscal 2000 compared to $235,000, or $.10 per share (after preferred stock dividend deduction) for the same fiscal 1999 quarter. The decrease in net loss is the result of an improved market in PC hardware, offset by the overhead associated with the new internet business.

Nine  Months ended June 30, 2000 as compared to the Nine  Months ended
June 30,1999

Net sales for the nine months ended June 30, 2000 decreased by $9 million (16%) over net sales of $57.4 million for the similar 1999 period. This decrease primarily reflects the fluctuations in the hard disk drive market, and competition from the internet market. Gross profit for the first nine months of 2000 was $1,310,000 a (38%) decrease from the nine months of 1999. The decrease in gross profit was the result of pricing pressures. Gross profit as a percentage of net sales decreased from 3.7% in the first nine months of 1999 to 2.7% in the first nine months of 2000. The reduction was due to market oversupply of certain products which resulted in pricing pressures that required the Company to reduce its gross margin, and competitive pricing from internet market.

Selling, general and administrative expenses increased to $2,249,000 in the first nine months of fiscal 2000 compared to $2,102,000 for the comparable fiscal 1999 period. As a percentage of revenue, SG&A expenses increased from 3.7% in 1999 to 4.6% in 2000. The increase in SG&A was due to start up costs associated with the Company's new internet division.

Loss from operations increased to $939,000 in the first nine months of fiscal 2000 from $15,000 in the comparable fiscal 1999 period. The increase in loss from operations is due to two factors, the soft market in PC hardware, the start-up cost associated with a new division.

Other income/expense decreased to ($193,000) in 2000 when compared to $573,000 for the comparable fiscal 1999 period. The variance was mainly attributable to a gain from a stock portfolio sale in 1999.

Net loss increased to $1,132,000, or $.41 per share (after preferred stock dividend deduction), in the first nine months of fiscal 2000 compared to income of $578,000, or $.19 per share (after preferred stock dividend deduction) for the same fiscal 1999 quarter. The increase in net loss is the result of decreased sales, lower gross margin, and costs associated with new internet startups, and, offset by the effect of the securities transactions gain experienced in 1999 which adversely affected last year's net income.

Liquidity and Capital Resources

During the second quarter of fiscal 1999, the Company entered into a line of credit agreement with an institutional lender. The credit facility provides the Company with both accounts receivable and inventory based borrowings of up to $6.5 million. The $5,000,000 credit facility, which expires on September 30, 2000, is secured by a lien on all of the Company's personal property. In addition to the foregoing credit facility, the Company has obtained a $1 million term loan from its bank to fund the development expenses of the Company's new Computer Discount Center e-commerce division. The term loan requires the Company to make monthly payments of principal and interest from September 1999 through August 2002, at which time the term loan matures. In addition to the foregoing two credit facilities, the Company has obtained a credit facility to fund its purchases of equipment under its existing equipment purchase contract with a Taiwanese company. This credit facility will not be available to the Company after the equipment purchases are completed. As of the date of this report, substantially all of the Company's obligations under the equipment purchase agreement had been completed, and the Company expects that the equipment purchase arrangement and the related bank credit facility will expire by the end of the fiscal year. In addition the company has a $2 million revolving line of credit. The line is used to issue and finance letters of credit. The company is not in compliance with certain of the financial covenants required by its principal lender, however the company has received a letter from the lender waiving these covenants.


The Company expects to fund the working capital needs of its distribution business with internally generated funds, vendor lines of
credit  and  its  current asset-based financing facility.    Based  on  the
amount  of credit available to the Company, its current cash balances,  and its current operations, the Company believes that it has sufficient capital to finance its working capital needs for the next 12-month period. In addition to the web-site through which it is offering computer and software parts and products for sale to retail customers, during fiscal 1999 the Company launched a new auto sales website and incurred substantial costs to establish
an Internet broker-dealer business   Because the cost of funding all three of
these operations was significant, the Company recently disposed of the
Internet automobile sales business to a third party buyer in exchange for a 29% equity interest in the buyer. As a result, the Company will no longer be required to fund the start-up costs of this business, leaving the Company with additional funds with which it can develop its remaining new businesses. The Company expects to fund the additional costs associated with the new Internet businesses through internal cash flow, and possibly additional debt or equity financing. Although the initial start-up expenses of the web-sites have been significant, the Company believes that it will have sufficient financial resources to maintain its new businesses as well as continue its primary wholesale business. The Company 's internet retail computer business, was approximately break even in May and June 2000, the sales in July 2000
indicate that this division will be profitable in July 2000.   The success of
123cdc.com, along with the improving wholesale market should ease cashflow pressures on the Company. The Company launched its Broker Dealer business in March 2000, and believes that this division has now begun developing revenues. However, the Company has not had any prior experience in operating any Internet businesses or in operating a broker-dealer business and cannot therefore accurately predict the amount of costs it will have to incur in the operation of these and other future E commerce operations. Accordingly, if the Company's estimates of revenues and expenses are not correct, the Company may not have sufficient financing to fund all of the expenses it expects to incur, and any such shortfall may have a material adverse effect on the Company's liquidity and its financial results from operations. In addition, no assurance can be given that the new Internet operations will generate significant revenues in the future or that they will ever be profitable.

	Net cash used in operating activities during the fiscal quarter ended June 30, 2000 was $(2,726,000), as compared to $2,110,000 for the same quarter in 1999. The change mainly reflects the net effects of operating loss, augmented by increases in accounts receivable, an increase in prepaids offset by a decrease in inventory, and an increase in accounts payable and other liabilities.

Net cash used in investing activities in the current quarter was $40,000 compared to $0 for the similar 1999 period, and reflects purchase of property and equipment.

Net cash provided by financing activities in the current quarter was $2,394,000 as compared to $912,000 in last year's period, and mainly reflects a increase in the borrowing against asset-based line of credit.

Item 2. Changes in Securities and use of Proceeds

In January 1999, the Company sold $750,000 of its new 8% Convertible Preferred Stock (the "Preferred Stock") to two institutional investors register. The holders of the Preferred Stock are entitled to receive dividends  in cash at a rate of 8% per annum, compounded  annually and payable semi-annually on the first day of July and January of each year, commencing on July 1, 1999. The Preferred Stock is convertible into shares of the Company's common stock at a conversion price equal to stated value of the Preferred Stock multiplied by the lower of (a) 125% of the closing sales price of the common stock on the date that the registration statement is declared effective, or (b) the average of the three lowest closing sales prices of the common stock for the 22 consecutive trading days immediately preceding the conversion date. The holders of the Preferred Stock may not convert any shares of the Preferred Stock until May 19, 1999,and thereafter, the holders can only convert 20% of the Preferred Stock during any subsequent 30-day period. The holders also may not convert the Preferred
Stock if such conversion would result in any  of  the holders being deemed to be the beneficial owner of more than 5% of the then outstanding shares of common stock of the Company or if the shares of common stock, when added to the number of shares of common stock previously issued by the Company upon conversion of the Preferred Stock would equal or exceed 20% of the number of shares of common stock that were issued and outstanding on the date of
the original issuance of the Preferred   Stock. The  Preferred Stock has non
voting rights, other than as may be required pursuant to the laws of the State of California. In January, 2000 the holders of the preferred stock exercised their conversion rights, and converted 200 shares of preferred stock into 96,000 shares of the Company's common stock.

Item 3.  Exhibits and Reports on Form 8-K

(a)    Ex 27	Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the fiscal quarter ended June 30, 2000.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PCC GROUP, INC.
(Registrant)



Date:  August 10, 2000          		       /s/ JACK WEN
Jack Wen                         Chairman of the Board, President
                                 and Chief Executive Officer



Date:  August 10, 2000	                  /s/ DONALD JOHNSON
Donald Johnson                     Vice President - Finance and Chief
                                   Financial Officer (Principal
           		                      Financial and Accounting Officer)