Form 10-Q/A
period 2000-06-30
PCC GROUP INC
filed 2000-08-25
CIK 756972

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



                  PCC GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                  In thousands, except per share data
                           (Unaudited)


                        Three Months Ended       Nine Months Ended
                              June 30                June 30,
                        2000        1999         2000      1999
Net sales               $22,454     $12,206      $48,475   $57,444

Cost of sales            21,697      12,049       47,165    55,327

Gross profit                757         157        1,310     2,117

Selling, general and
administrative Expenses     841         740        2,249     2,102

Income from operations     (84)       (583)        (939)        15

Other income (expense)
Gain (loss) on sale of
investments                  -          296            -       680
Interest(expense)income    (83)        (48)        (213)     (200)
Other                        15          77           20        93

Total Other                (68)         325        (193)       573

Net income before income
taxes                     (152)       (258)       (1,132)      588

Income taxes                 -         (23)             -       10

Net income               ($152)      ($235)     $ (1,132)  $   578

Income per share
Net income               ($.05)      ($.08)        ($0.38)   $0.21
Dividends applicable
to preferred stock        (.01)       (.02)         (0.03)   (0.02)
Net income (loss)
applicable to common     ($.06)      ($.10)         (.041)   $ 0.19
Shares

Average weighted
number of shares      3,036,531   2,792,099      2,989,151  2,749,599

Diluted Income per
Share                     (.06)     (.10)            (.041)      .17

Average number of
diluted shares of Common
stock outstanding     3,036,531   2,792,099  2,989,151   3,036,045


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

Liquidity and Capital Resources

During the second quarter of fiscal 1999, the Company entered into a line of credit agreement with an institutional lender. The credit facility provides the Company with both accounts receivable and inventory based borrowings of up to $6.5 million. The $5,000,000 credit facility, which expires on September 30, 2000, is secured by a lien on all of the Company's personal property. In addition to the foregoing credit facility, the Company has obtained a $1 million term loan from its bank to fund the development expenses of the Company's new Computer Discount Center e-commerce division. The term loan requires the Company to make monthly payments of principal and interest from September 1999 through August 2002, at which time the term loan matures. In addition to the foregoing two credit facilities, the Company has obtained a credit facility to fund its purchases of equipment under its existing equipment purchase contract with a Taiwanese company. This credit facility will not be available to the Company after the equipment purchases are completed. As of the date of this report, substantially all of the Company's obligations under the equipment purchase agreement had been completed, and the Company expects that the equipment purchase arrangement and the related bank credit facility will expire by the end of the fiscal year. In addition the company has a $2 million revolving line of credit. The line is used to issue and finance letters of credit. The company is not in compliance with certain of the financial covenants required by its principal lender, however the company is currently in discussions with this lender and expects to receive a letter waiving these covenants shortly.


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